Form 10-K
period 1993-12-31
CU BANCORP
filed 1994-03-31
CIK 356050

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the fiscal year ended December 31, 1993.
                                       OR
 [ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

          For the transition period from ____________ to ____________.

                         Commission file number 0-11008

                                  C U BANCORP
                                  -----------
             (Exact name of registrant as specified in its charter)

               California                                    95-3657044
               ----------                                    ----------
      (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification Number)

         16030 Ventura Boulevard
           Encino, California                                   91436
           ------------------                                   -----
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code (818) 907-9122

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       x         No
                                          ----------         ----------
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [x]

 The aggregate market value of the voting stock held by  non-affiliates of the registrant as of February 28, 1994:
                                 $31,328,616.50

                          Common Stock, no par value -
 The number of shares outstanding of the issuer's classes of common stock as of
                              February 28, 1994:

                  Common Stock, no par value 4,425,306 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                      This document contains 65 pages.

TABLE OF  CONTENTS


           Item
Part       Number        Item                                                Page
- ----       ------        ----                                                ----
I            1.           Business                                              3

I            2.           Properties                                           12

I            3.           Legal Proceedings                                    13

I            4.           Submission of Matters to a Vote                      15
                          of Security Holders

II           5.           Market for the Company's Common Stock                17
                          and Related Stockholder Matters

II           6.           Selected Financial Data                              18

II           7.           Management's Discussion and Analysis                 19
                          of Financial Condition and Results
                          of Operations

II           8.           Financial Statements and Supplementary               31
                          Data

II           9.           Changes in and Disagreements with                    48
                          Accountants on Accounting and
                          Financial Disclosure

III          10.          Directors and Executive Officers of                  49
                          the Company

III          11.          Executive Compensation                               49

III          12.          Security Ownership of Certain                        49
                          Beneficial Owners and Management

III          13.          Certain Relationships and Related                    49
                          Transactions

IV           14.          Exhibits, Financial Statement                        50
                          Schedules and Reports on Form 8-K

PART 1

Item 1.  BUSINESS

                 General Development of Business

                 CU Bancorp, (the "Company) was incorporated under the laws of the State of California on September 3, 1981. It is the parent of California United Bank, a National Banking Association (the "Bank") which is a wholly owned subsidiary of the Company.

         DESCRIPTION OF BUSINES

                 Commercial Banking Business

                 Until November 1993, the Bank operated in two distinct segments, commercial banking and mortgage banking. The Bank sold the origination portion of its mortgage banking division in November 1993.

                 The Bank engages in the commercial banking business primarily serving the San Fernando Valley, Beverly Hills, West Los Angeles, and the South Bay portions of the County of Los Angeles which are generally affluent residential and business centers. The Bank also serves the greater San Gabriel Valley metropolitan area.

                 The Bank's primary focus is to engage in middle market lending to businesses, professionals, the entertainment industry, and high net-worth individuals. While in the past, the Bank specialized in serving the real estate industry, the Bank is currently diversifying its portfolios and during 1993 specialized in lending to middle market businesses, much of which is collateralized by accounts receivable and other assets. While the Bank does not actively solicit retail or consumer banking business, it offers these services primarily to owners, officers, and employees of its wholesale customers, and customers of accounting and business management firms with which the Bank regularly does business.

                 The Bank attracts customers and deposits by offering a personalized approach and a high degree of service. The key to the Bank's deposit generation is personal contacts and services rather than rate competition. A significant portion of its business is with business customers who conduct substantially all of their banking business with the Bank.

                 Either alone or in concert with correspondent banks, the Bank offers a wide variety of credit and deposit services to its customers. Management believes that its current and prospective customers favorably respond to the individualized, tailored banking services that the Bank provides. Deposit services, which the Bank offers, include personal and business checking accounts and savings accounts, insured money market deposit accounts, interest-bearing negotiable orders of withdrawal ("NOW") accounts, and time certificates of deposit, along with IRA and Keogh accounts. The Bank has not requested and does not have regulatory approval to offer trust services; nor does it have any present intention to seek such approval.

                 The Bank has developed relationships with an extensive network or correspondent banks through which it is able to offer customers and prospective customers a wide variety of commercial and international banking services which it is otherwise unable to offer by itself. The Bank has successfully attracted and developed these relationships with several sizable correspondents which have participated in providing a portion of the Bank's customers' borrowing needs while the Bank remains the customers' bank of record.

                 Continued development of a diversified commercial oriented deposit base is the Bank's highest priority. Time and demand deposits are actively solicited by the directors, officers, and employees of the Bank. The executive and senior officers of the Bank have had substantial experience in soliciting bank deposits and in serving the comprehensive banking needs of small and mid-size businesses.

                 The Bank services the commercial banking business from its head office at 16030 Ventura Boulevard, in Encino, California 91436, a suburb of Los Angeles, and an office in West Los Angeles, located at 10880 Wilshire Boulevard, Los Angeles California 90024, in the Westwood commercial and retail
district, with close freeway access.   The Bank also maintains a South Bay
Regional Loan Production office in Gardena, California, in order to serve the burgeoning South Bay area and a San Gabriel Valley Regional Loan Production Office, located in City of Industry, which serves the San Gabriel Valley and northern Orange County.

                 Mortgage Banking

                 In November 1993, the Bank sold the mortgage origination portion of its mortgage banking division to Republic Bancorp of Ann Arbor Michigan. This division had been established in February of 1988. The purpose of this division was to underwrite residential mortgages and subsequently sell them into the secondary market. Mortgages were originated on both a servicing retained and servicing released basis. Loans funded by this division grew to $895.6 million in 1993. Substantially all the loans originated by this division were presold to institutional investors or government agencies and are only originated subject to this forward commitment. The division had loan origination offices in Calabasas, Irvine, Costa Mesa, Pasadena, San Jose, and Sacramento, California in addition to origination centers at other Bank branches.

                 The Bank retained the mortgage servicing portfolio after the sale of the origination operation, although it retained the purchaser to service the loans. At December 31, 1993, the amount of mortgage loans being serviced, after they were sold, was approximately $560 million. The Bank has entered into an agreement with the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation to dispose of any remaining portion of this portfolio by the end of 1994 because, with the sale of the mortgage origination operation, the Bank is no longer a qualified seller/servicer of such loans. See Management's Discussion and Analysis for further amplification on operating contributions of this division and the effect of the sale.

                 Entertainment Division

                 The Bank's entertainment division, housed in its West Los Angeles Regional Office, is designed specifically to serve the needs of accountants and business managers serving performing artists and other entertainment industry related companies and individuals, while providing a more diverse source of deposits for the Bank as a whole. At December 31, 1992 and 1993, this division had total deposits of $61 million and $34 million, respectively.

                 Customers and Business Concentration

                 The Bank believes that there is no single customer whose loss would have a material adverse effect on the Bank. At year end 1992, the Bank obtained approximately 32% of its deposits from companies associated with the real estate business, primarily title and escrow companies. However by year end 1993, this had been reduced to 24%. While this appears to be a significant deposit concentration, because these deposits are attributable to a large number of companies in a diverse market (from small single family homes to larger projects), the Bank does not believe there is a problematical concentration in any one industry. To account for seasonal and economic variations in this industry, the Bank has taken a number of steps to insure liquidity. For further information regarding business concentrations in both lending and deposit activities, see Management's Discussion and Analysis.

                 Competition

                 The Company does not conduct any business unrelated to the business of the Bank and thus is affected by competition only in the banking industry.

                 The Bank's primary commercial banking market area consists of the San Fernando Valley, Beverly Hills, West Los Angeles, and metropolitan areas of the City and County of Los Angeles. The Bank also serves the South Bay, Orange County, Northern San Diego County, the San Gabriel Valley and much of Southern California. The Bank's mortgage banking division served greater Southern California and portions of Northern California. The banking business in California generally, and specifically in the Bank's primary market area, is highly competitive with respect to both loans and deposits. The business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as trust services, and securities brokerage) which are not offered directly by the Bank. By virtue of the greater total capitalization of such banks, they have substantially higher lending limits than the Bank and substantial advertising and promotional budgets. However, smaller independent financial institutions also represent a competitive force, particularly as to the class of customers which the Bank typically serves.

                 To compete with major financial institutions, the Bank relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors, and staff, as opposed to large multi-branch banks which compete primarily by rate and location of branches. For customers whose loan demands exceed the Bank's lending limit, the Bank seeks to arrange for such loans on a participation basis with correspondent banks. The Bank also assists customers requiring services not offered by the Bank in obtaining such services from its correspondent banks.

                 In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations, and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies, and insurance companies. In the past several years, the trend has been for other financial intermediaries to offer financial services traditionally offered by banks. Other institutions, such as brokerage houses, credit card companies, and even retail establishments, have offered new investment vehicles such as money-market funds or cash advances on credit card accounts. This led to increased cost of funds for most financial institutions. Even within the banking industry, the trend has been towards offering more varied services, such as discount brokerage, often through affiliate relationships. The direction of federal legislation seems to favor and foster competition between different types of financial institutions and to encourage new entrants into the financial services market. However, it is not possible to forecast the impact such developments will have on commercial banking in general, or on the Bank in particular.


Economic Environment in the Bank's Market Area

                 The general economy in the Southern California market area, and particularly the real estate market, are suffering from the effects of a prolonged recession that have negatively impacted the ability of certain borrowers of the Bank to perform their obligations to the Bank. According to the First Interstate Bancorp Forecast 1994/1995 (the "Forecast"), Los Angeles County continues to serve as "ground zero" for the California recession. Los Angeles' unemployment rate remains higher than the adjusted rates for both the state or the nation. The Forecast predicts that economic recovery "continues to elude California's most populous county, besieged by weak demand, falling real estate values and defense procurement cuts which have Los Angeles' aerospace/defense related industries in full retreat. A stabilization in the area's defense related industries and real estate market is necessary before a full fledged recovery can begin to take hold. This is unlikely to happen until early 1995 in Los Angeles." It is too early to predict the effect of the January 1994 earthquake on the Los Angeles Area, although reports have indicated that it will be the most costly natural disaster on record, surpassing the midwest floods of 1993. It is also expected that it will have a positive effect on the construction industry, but a negative effect on the real estate market which may further delay the economic recovery. While the effect of the earthquake on the Bank's customers has not had a material impact on the Bank to date, the long term effects on the client base cannot be determined.

                 The financial condition of the Bank has been, and is expected to continue to be, dependent upon overall general economic conditions and the real estate market in Southern California. The future success of the Bank is dependent, in large part, upon the quality of its assets. Although management of the Bank has devoted substantial time and resources to the identification, collection and workout of nonperforming assets, and the diversification of portfolios, the real estate markets in Southern California and the overall economy in this area is likely to continue to have a significant effect on the quality of the Bank's assets in future periods and, accordingly, its financial condition and results of operations.

         REGULATION AND SUPERVISION

                 The following discussion of statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such regulations will not change in the future.

                 The Company is subject to periodic reporting requirements of
Section 13 (d) of the Securities Exchange Act of 1934, which requires the Company to file annual, quarterly, and other current reports as well as proxy materials with the Securities and Exchange Commission ("the Commission").

                 The Company is a bank holding company within the meaning of the Bank Holding Company Act (the "BHC" Act) and is registered as such with the Federal Reserve Board (the "FRB"). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank. The BHC Act further provides that the FRB shall not approve any such acquisition that would result in or further the creation of a monopoly, or the effect of which would be to substantially lessen competition, unless the anti competitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience needs of the community to be served.

                 In accordance with the BHC Act and the Change in Bank Control Act and the promulgations thereunder, certain companies (as defined) and persons (as defined) which control (as defined) any bank holding company are deemed to be a bank holding company and are therefore subject to certain filing and other requirements imposed by the FRB. In addition, such persons may be subject to certain reporting and other requirements imposed by the Commission under the Securities Exchange Act of 1934.

                 Furthermore, under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

                 The FRB has determined, by regulation, that certain activities are so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. These activities include, but are not limited to: opening an industrial loan company, industrial bank, Morris Plan Bank, mortgage company, finance company, credit card company, or factoring company; performing certain data processing operations; providing investment and financial advice; operation as a trust company in certain instances; selling traveler's checks, U.S. Savings Bonds, and certain money orders; providing certain courier services; providing real estate appraisals; providing management consulting advice to non affiliated depository institutions in some instances; acting as an insurance agent for certain types of credit related insurance; leasing property or acting as agent, broker, or advisor for leasing property on a "full payout basis"; acting as a consumer financial counselor, including tax planning and return preparation; performing futures, options, and advisory services, check guarantee services and discount brokerage activities; operating a collection or credit bureau; or performing personal property appraisals.

                 Recent amendments to this list allow bank holding companies to own savings associations, arrange commercial real estate equity financing, engage in certain securities brokerage activities, underwrite and deal in government obligations and money market instruments, conduct foreign exchange advisory and transactional services, act as a futures commission merchant, provide investment advice on financial futures and options on futures, provide consumer financial counseling, provide tax planning and preparation, operate a check guarantee service, operate a collection agency, and operate a credit bureau. The Company has no present intention to engage in any of such newly permitted activities.

                 The FRB has determined that certain other activities are not so closely related to banking as to be a proper incident thereto within the meaning of the BHC Act. Such activities include: real estate brokerage and syndication; real estate development; property management; underwriting of life insurance not related to credit transactions; and, with certain exceptions previously noted, securities underwriting and equity funding. The area of securities underwriting is under review and will likely be expanded. In the future, the FRB may add or delete from the list of activities permissible for bank holding companies.

                 Under the BHC Act, a bank holding company and its subsidiaries are prohibited from acquiring any voting shares of or interest in all or substantially all of the assets of any bank outside the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless acquisition is specifically authorized by the law of the state in which the bank to be acquired is located, or unless the transaction qualifies under federal law as an "emergency interstate acquisition" of a closed or failing bank. Acquisition of savings associations are not as limited.

                 The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

                 In January 1990, California's interstate banking law became totally effective. The Law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e. provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). It is impossible to determine what effect, if any, the California interstate banking law has had on the Company or on the market for the Company's Common Stock.

                 A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale, or lease of property, or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company, or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between the Company and its subsidiaries, including the Bank. As an affiliate of the Bank, the Company is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by the Bank to its affiliates. Transactions with affiliates are also required to be on substantially equivalent terms and conditions as transactions with other similar persons or entities which are not affiliates.

                 The Bank is a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations pertaining to deposit insurance and other matters. Pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), more fully discussed below, the FDIC implemented a regulation to modify deposit insurance premiums in 1993. Under this regulation, the amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors, Under this new system, in establishing the insurance premium assessment of each bank, the FDIC will take into consideration the probability that the insurance fund will incur a loss with respect to that bank, and will charge a bank with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the likely amount of any such loss, the revenue needs of the insurance fund, and any other factors the FDIC deems relevant. The assessment rates may not fall below the assessment rate of 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowing from the U.S. Treasury department or the 1.25% designated reserve ratio has not been met. No assurance can be given as to the effect of these regulations on the future level of deposit insurance premiums.

                 The Bank is subject to regulation, supervision, and regular examination by the Office of the Comptroller of the Currency (the "OCC"). The regulations of this agency affect most aspects of the Bank's business and prescribe permissible types of loans and investments, requirements for branch offices, the permissible scope of the Bank's activities and impose various other requirements. The Bank is also a member of the Federal Reserve System and is subject to the Federal Reserve Act, as amended and certain regulations of the FRB, including the establishment of banking reserves, check clearing activities (Regulation CC), Truth-in-Lending (Regulation Z), and Equal Credit Opportunity (Regulation B).

                 In 1992, Regulation DD was adopted by the Federal Reserve Board, governing disclosures on deposits. It became effective during 1993, and required substantial amendments to many of the Bank's disclosure documents at significant cost to the Bank.

                 The assets of a commercial banking institution consist largely of interest earning assets, including loans, federal funds sold, time certificates of deposit, and investment securities. The liabilities of a commercial banking institution consist of non-interest bearing demand deposits, and interest bearing liabilities, including time deposits, savings accounts, and other bank borrowings. The values and yields of these assets and rates paid on these liabilities are sensitive to changes in prevailing market rates of interest. The earnings and growth of the Company are largely dependent on the Company's ability to increase the amount and net yield of its interest earning assets which, in turn, depends upon deposit growth and the ability of the Company to maintain a favorable differential or "spread" between the yield on interest earning assets and the rate paid on interest bearing deposits and other interest bearing liabilities. The FRB implements national monetary policies (for example, to curb inflation and combat recession) by its open market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowing by banks that are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits, and also effect interest rates charged on loans and deposits. Thus, the earnings and growth of monetary and fiscal policies of the federal government, and the policies of regulatory agencies, particularly the FRB. The nature and impact of any future changes in economic conditions and government policies cannot be predicted.

                 Supervision, regulation, and examination of the Bank by bank regulatory agencies are generally intended to protect depositors and are not intended for the protection of the Company's stockholders.

                 In November 1993, the Office of the Comptroller of the Currency released the Bank from its Formal Agreement entered into in June 1992. The Formal Agreement required the implementation of certain policies and procedures for the operation of the bank to improve lending operations and management of the loan portfolio. The Formal Agreement required the Bank to maintain a Tier 1 risk weighted capital ratio of 10.5% and a 6% Tier 1 capital ratio based on adjusted total assets (leverage). The Formal Agreement mandated the adoption of a written program to essentially reduce criticized assets, maintain adequate loan loss reserves and improve bank administration, real estate appraisal, asset review management and liquidity policies, and restricted the payment of dividends.

                 The agreement specifically required the Bank to: 1) create a compliance committee; 2) have a competent chief executive officer and senior loan officer, satisfactory to the OCC, at all times; 3) develop a plan for supervision of management; 4) create and implement policies and procedures for loan administration; 5) create a written loan policy; 6) develop and implement an asset review program; 7) develop and implement a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, and review the adequacy of the Allowance; 8) eliminate criticized assets; 9) develop and implement a written real estate appraisal policy; 10) obtain and improve procedures regarding credit and collateral documentation; 11) develop a strategic plan; 12) develop a capital program to maintain adequate capital (this provision also restricted the payment of dividends by the Bank unless (a) the Bank is in compliance with its capital program; (b) the Bank is in compliance with 12 U.S.C. Sections 55 and 60; and (c) with the prior written approval of the OCC Regional Administrator;
13) develop and implement a written liquidity, asset and liability management policy; 14) document and support the reasonableness of any management and other fees to any director or other party; 15) correct violations of law; and 16) provide reports to the OCC regarding compliance.

                 In November 1993, the Federal Reserve Bank of San Francisco released the Company from its August 1992, Memorandum of Understanding ("MOU") which required: 1) a plan to improve the financial condition of CU Bancorp and the Bank; 2) development of a formal policy regarding the relationship of CU Bancorp and the Bank, with regard to dividends, intercompany transactions, tax allocation and management or service fees; 3) a plan to assure that CU Bancorp has sufficient cash to pay its expenses; 4) accurate and timely regulatory reporting; 5) prior approval of the Federal Reserve Bank prior to the payment of dividends; 6) prior approval of the Federal Reserve Bank prior to CU Bancorp incurring any debt and 7) quarterly reporting regarding the condition of the Company and steps taken regarding the Memorandum of Understanding.

                 The release of both agreements indicates that the Company has complied with the Formal Agreement and the Memorandum of Understanding, including improvement of asset and management quality, the development and implementation of policies and procedures as well as reporting methodologies and the maintenance of the required capital ratios.

         RESTRICTIONS ON TRANSFER OF FUNDS TO THE COMPANY BY THE BANK

                 The Company is a legal entity which is separate and distinct from the Bank. Aside from raising capital, it is anticipated that the Company may receive additional income through dividends paid by the Bank. Future cash dividends by the Bank will depend on management's assessment of future capital requirements, contractual restrictions, and other relevant factors.

                 Statutory and regulatory requirements impose restrictions on the amount of dividends payable by and on extensions of credit from the Bank to the Company.

                 The ability of the Bank to pay dividends to the Company is subject to restrictions set forth in the National Banking Law. Pursuant to that law, a shareholder of a national bank is entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available. Funds are not legally available, therefore, if the dividend would exceed the Bank's retained profits or would impair its capital. The approval of the Comptroller is required when the total of all cash dividends declared by a bank in a calendar year exceeds the total of its net profits for that year combined with its retained profits for the preceding two years. Unless a bank has unimpaired surplus funds equal to its common stock, no dividend can be paid until and amount equal to its undivided profits has been transferred to the surplus fund.

                 Provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), will further restrict the ability of banks to pay dividends in certain situations. In the event the bank is determined to be "undercapitalized" as defined in FDICIA and in regulations to be promulgated thereunder, all distributions to shareholders can be prohibited. In addition, all banks are prohibited from making any distribution which would result in the bank becoming undercapitalized.

                 Although there are no other specific regulations restricting dividend payments by bank holding companies other than state corporation law, the FRB has stated that it is the obligation of the bank holding companies to maintain the financial integrity of its subsidiary banks the "source of strength doctrine". This obligation has been incorporated as statute in FDICIA. In the event a bank is determined to be undercapitalized, it must submit a capital plan providing for restoration of capital to acceptable levels to its appropriate regulator. A parent holding company is required to guarantee performance under this capital plan, to the lesser of 5% of total assets of the bank at the time it becomes undercapitalized, or the amount required to restore capital to an acceptable level at the time the bank fails to comply with the capital plan. During the period of such a guarantee, the parent company could be prevented from making distributions to shareholders. The effect of these provisions could be to require bank holding companies to contribute capital to subsidiary banks when necessary, prevent the banks from paying dividends to holding companies, to maintain the equity in the banks, and prevent bank holding companies from paying dividends to shareholders.

                 In addition, bank holding companies are required to maintain certain capital ratios (See "Additional

Regulatory Capital Requirements"). These obligations also limit a holding company's ability to pay dividends.

                 The Comptroller has the authority to prohibit a bank from engaging in business practices which such regulators consider to be unsafe and unsound. Depending upon the financial condition of the Bank and upon other factors, the Comptroller could assert that the payment of dividends or other payments by the Bank to the Company might be such an unsafe and unsound practice. Also, if the Bank were to experience either significant loan losses or rapid growth in loans or deposits, or some other event resulting in a depletion or deterioration of the Bank's capital account, the Company might be compelled by the federal regulatory authorities to invest additional capital in the Bank in an amount necessary to return the capital account to a satisfactory level.

                 In addition to regulatory consideration, future cash dividends paid by the Bank to the Company will also depend upon the assessments by their respective boards of directors of the future capital requirements for both institutions and other factors.

                 In addition, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to affiliates (including parent bank holding companies), investments of stock or other securities thereof, and the taking of such securities as capital and surplus for all affiliates. Transactions with affiliates are only permissible if they are on terms consistent with safe and sound banking practices, and must be on substantially identical terms (or not less favorable to the bank) as similar transactions with non-affiliates. A bank may not purchase a "low quality asset" (as defined in section 23a(b)(10) of the Federal Reserve Act) from an affiliate.

                 Other restrictions require that transactions with affiliates be on substantially the same terms as would be available for non-affiliates and applies to the transactions already described as well as to a bank's sale of assets, payment of money, of furnishing of services to an affiliate; transactions in which an affiliate acts as an agent or broker and transactions with a third party, if an affiliate is a participant or has a financial interest in the transaction.

         RECENT AND PROPOSED LEGISLATION

                 Federal and state laws applicable to financial institutions have undergone significant changes in recent years. In general, these changes have expanded the ranges of activities which may be engaged by banks, thrift institutions and credit unions. For example, federal legislation has been responsible for phasing out of regulatory ceilings on which banks, savings and loan associations, and credit unions may pay on deposits; authorizing interest bearing transactional accounts and money market deposit accounts; and expanding lending and investment powers of savings and loan associations. Generally speaking, these laws have had an effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations, and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

                 FDICIA modifies certain provisions of the Federal Deposit Insurance Act and makes changes to other laws affecting financial institutions generally. FDICIA contains provisions which: (i) require that a receiver or conservator be appointed immediately for an institution whose tangible capital falls below certain levels; (ii) increase assessments for deposit insurance premiums; (iii) require the FDIC to establish a risk based assessment system of insurance premiums; (iv) require federal banking agencies to revise their risk based capital guidelines to take into account interest rate risk concentration of credit risk and the risk associated with non traditional activities; (v) give the FDIC the right to examine bank affiliates and make assessments for the cost of such examinations and (vi) limit the availability of brokered deposits.

                 FDICIA also allows the regulators to set compensation of directors and officers in certain situations and to require resignation of officers and directors. Most of the provisions of FDICIA are enforceable through civil money penalties and other actions.

                 In August of 1989, the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") was enacted. This legislation was adopted in order to reform the regulation and supervision of financial institutions.
Among the many major changes made by this law is a measure requiring the FDIC to assume the responsibility for insuring the deposits of financial institutions formerly insured by the Federal Savings and Loan Insurance Corporation ("FSLIC"). FIRREA established two separate insurance funds to be administered by the FDIC. Insurance premiums on deposit insurance are assessed by the FDIC independently for the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund.

                 FIRREA also strengthened the FDIC's regulatory enforcement authority in the following ways: (1) it expanded the categories of persons over whom enforcement powers may be exercised; (2) it reduced the threshold for the imposition of civil monetary penalties, including allowing such penalties to be imposed for an inadvertent failure to file a regulatory report in a timely fashion; (3) it substantially increased criminal and civil monetary penalties; (4) it added remedies, including "reimbursement" by parties committing a wrong and orders required sales of assets; (5) it enhanced provisions for immediate remedies; (6) it expanded the FDIC's powers to appoint conservators and receivers; and (7) it allowed the FDIC to proceed against "commonly controlled financial institutions" in the event that the FDIC is required to provide assistance to a trouble financial institution.

                 FIRREA also gave the FDIC authority to approve changes in an institution's management in certain circumstances; imposes new limitations in certain investment activities and on certain deposit generating activities; amended the BHC Act to permit the acquisition of both healthy and failing savings and loan associations by bank holding companies; and prohibited a bank, which does not meet the minimum capital requirements applicable to it, from accepting brokered deposits.

                 Other legislative and regulatory initiatives, which could affect the Company and banking industry in general, are pending and additional initiatives may be proposed or introduced before the United States Congress and other governmental bodies in future. These proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject the Company to increased regulation, disclosure, and reporting requirements. In addition, the various banking regulatory agencies may propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations will be enacted or the extent to which the business of the Company would be affected thereby.

         ADDITIONAL REGULATORY CAPITAL REQUIREMENTS

                 Risk based Capital Guidelines

                 The federal banking agencies have adopted regulations imposing risk based capital requirements on all banking organizations in addition to leverage standards. The risk based capital guidelines were designed to make regulatory capital requirements more sensitive to the differences in the risk profiles of individual banking organizations. The FRB adopted risk based capital guidelines effective March 15, 1989 for bank holding companies and the Comptroller's rules were effective at the end of 1990.

                 In general, the risk based capital guidelines provide detailed definitions of which obligations will be treated as capital and, assign different weights to various assets and off-balance sheet items depending upon the perceived degree of credit risk to which they expose such entities. Each bank will be required to maintain a specified minimum ratio of capital to such risk-adjusted assets and off-balance-sheet items.

                 Pursuant to the FRB's risk based capital guidelines to which the Company is subject, a bank holding company's risk based capital ratio is calculated by dividing its qualifying total capital (the numerator of the ratio) by its risk weighted assets (the denominator). A bank holding company's total capital consists of the sum of two types of capital elements: core capital elements ("Tier 1 capital" and supplementary capital elements ("Tier 2 capital", minus certain specified deductions (collectively, the "deductions"), if any. Tier 1 capital consists of the sum of (i) common stockholders' equity capital, (ii) qualifying perpetual preferred stock and related surplus, and
(iii) minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. At least 50% of a bank's qualifying total capital must consist of Tier 1 capital. Tier 2 capital consists of the sum of (a) the allowance for loan and lease losses, (b) any additional perpetual preferred stock not included in Tier 1 capital, (c) hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and (d) term subordinated debt and intermediate term preferred stock and related surplus (limited to 50% of Tier 1 capital). The deductions from Tier 1 and Tier 2 capital consist of investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, intentional reciprocal cross-holdings of capital securities issued by banks and other deductions (such as other subsidiaries or investments in joint ventures) as determined by supervisory authority.

                 After determination of a bank holding company's qualifying total capital, total risk weighted assets are ascertained. Under these guidelines, a bank holding company's balance sheet assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments are assigned to one of four broad risk categories, which range from 0% for risk-free assets such as cash and certain U.S. government securities, to 100% for relatively high-risk assets such as loans and investments in fixed assets, premises and other real estate owned. The aggregate dollar amount of each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the categories are then added together to determine the total risk weighted assets that compromise the denominator of the risk based capital ratio.

                 A bank holding company's risk based capital ratio must be at least 8.0% (of which 4.0% must consist of

Tier 1 capital) and the amount of loan loss reserves that may be included in Tier 2 capital is limited to 1.25% of risk weighted assets. The Comptroller's risk based capital guidelines to which the Bank is subject are substantially similar to the FRB's with minor variations. See also Management's Discussion and Analysis.

                 The Bank and the Company both currently exceed the required minimum risk based capital ratio.

                 The risk based capital ratio focuses principally on broad categories of credit risk. However, the ratio does not take into account many other factors that can effect a bank or bank holding company's financial condition. Those factors include overall interest rate risk exposure; liquidity, funding, and market risks; the quality and level of earnings; investment or loan portfolio concentrations; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control operating risks. In addition to evaluating capital ratios, an overall assessment of capital adequacy will take into account each of those other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank or bank holding company's capital adequacy may differ significantly from the conclusions that might be drawn solely from the entity's risk based capital ratio. In light of the foregoing, banks and bank holding companies are generally expected to operate above the minimum risk based capital ratio. See also Management's Discussion and Analysis - "Capital".

         Leverage Ratio Guidelines

                 In 1990, the FRB and the OCC adopted additional capital guidelines specifying a minimum leverage standard to be employed in addition to and in conjunction with the risk based capital guidelines for bank holding companies and banks. The guideline requires that each institution conform, to a minimum Tier I capital to total assets ratio of 3%. However, most institutions are required to maintain at least a minimum Tier I capital to total assets ratio of 4%. As in the case of the risk based capital guidelines the new leverage ratio consists only of supervisory minimum and those institutions experiencing significant growth will be expected to maintain capital above the minimum level. See also Management's Discussion and Analysis
- - "Capital".

         Tiers of Capital under FDICI

                 In addition to adopting a risk based assessment system, FDICIA required that the federal regulatory agencies adopt regulations defining five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the
regulations, a "well capitalized" institution   must have a Tier 1 risk based
capital ratio of at least 6%, a combined Tier 1 and Tier 2 risk based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order (such as the Formal Agreement). An "adequately capitalized" institution must have a Tier 1 risk based capital ratio of at least 4%, a combined Tier 1 and Tier 1 risk based capital ratio of at least 8 % and a leverage ratio of at least 4% or 3% in some cases. At December 31, 1993, the Company had a Tier 1 risk based capital ratio of 15.4%, and a leverage ratio of 9.2%. Under the regulations, the regulators can reduce the capital status of an institution to the next lowest tier if the institution is determined to be in an unsafe or unsound condition, or if it receives and has not corrected, a less that satisfactory examination rating for any of the following: asset quality, management, earnings or liquidity. While the Bank has not received formal notice of its current designation, it meets the requirements to be "well capitalized".


         EMPLOYEES

                 As of December 31, 1993, the Company had two employees, its
President and its Chief Executive Officer.    At December 31, 1993, the Bank
had 94 full-time employees and 6 part-time employees. Of these employees, 11 held titles of senior vice president or above. At December 31, 1993, none of the executive officers of the Bank served pursuant to written employment agreements. None of the Company's or the Bank's employees are represented by a labor union. The Company considers its relationship and the Bank's relationship with each company's respective employees to be excellent.

Item 2.          PROPERTIES

                 The principal offices of the Company are located in a multi-story office building located at 16030 Ventura Boulevard, Encino, California 91364 for which it pays a monthly rental of $60,000. The lease contains a ceiling on cost of living adjustments of 5% per year. The lease is renewable. In 1992 the Bank leased additional space, in a multi-story office building in Calabasas, California for the mortgage division, and maintained a mortgage loan production office at the location at a monthly rent of $16,745. This lease was assumed by the purchaser of the mortgage banking division in November 1993, as were all other leases relative to the mortgage banking division. The Bank leases the property in which its West Los Angeles branch and offices are located from an unaffiliated party for a monthly rent of $5,000. During 1993, the Bank terminated the lease for the upper floors at the former Beverly Hills location for a payment of $67,000. The Bank also has certain month to month or short term leases for loan production offices in the South Bay and the San Gabriel Valley. Management believes that the existing leases will provide for their space requirements for the foreseeable future.

                 From time to time the Bank may acquire real property through foreclosure. See Management's Discussion and Analysis "Nonperforming Assets" for further amplification on real property acquired in this manner.

Item 3.          LEGAL PROCEEDINGS

                 In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, other than as set forth below, pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations.

         The Bank is a defendant in multiple lawsuits related to the failure of two real estate investment companies, Property Mortgage Company, Inc., ("PMC") and S.L.G.H., Inc. ("SLGH"). The lawsuits, consist of a federal action by investors in PMC and SLGH (the "Federal Investor Action"), at least three state court actions by groups of Investors (the "State Investor Actions"), and an action filed by the Resolution Agent for the combined and reorganized bankruptcy estate of PMC and SLGH (the "Neilson" Action). An additional action was filed by an individual investor and his related pension and profit sharing plans (the "Individual Investor Action").

         Other defendants in these multiple actions and in related actions include financial institutions, title companies, professionals, business entities and individuals, including the principals of PMC and SLGH. The Bank was a depositary bank for PMC, SLGH and related companies and was a lender to certain principals of PMC. The Bank denies any participation in the sale of the interests which are the principal gravamen of the complaints.

         Plaintiffs allege that PMC/SLGH was or purported to be engaged in the business of raising money from investors by the sale and issuance of interests in promissory notes secured by trust deed and real property notes secured, or purported to be secured, by real property. Plaintiffs allege that false representations were made, and the investment merely constituted a "Ponzi" scheme. Other charges relate to the Bank's conduct with regard to the depositary accounts, the lending relationship with the principals and certain collateral taken in conjunction with these loans. The lawsuits allege inter alia violations of federal and state securities laws, fraud, negligence, breach of fiduciary duty, and conversion as well as conspiracy and aiding and abetting counts with regard to these violations. The Bank denies the allegations of wrongdoing.

         Damages in excess of $100 million have been alleged, and compensatory and punitive damages have been sought generally against all defendants, although no specific damages have been prayed for with regard to the Bank, nor has there been any apportioning of liability among defendants or attributable to the various claims asserted. A former officer and director of the Bank has also been named as a defendant.

         Despite the complexity of the case and the length of time the actions have been on file, very little discovery has been taken. The Federal Investor and the Neilson Actions are proceeding slowly. The Federal Court in that case denied the plaintiff's request for class certification for litigation purposes but granted such certification for settlement purposes, at least as to one unrelated defendant. As a result of the denial of the class action status, the plaintiffs filed the State Investor Actions in the Los Angeles County Superior Court. The Neilson Action remains in the United States District Court for the Central District of California.

         During 1993, the Bank filed a motion to dismiss racketeering ("RICO") claims in the Federal Investor Action, originally stated, which motion was granted.

         In early 1994, the Bank's motion for a summary judgment in the Individual Investor Action was granted, thereby dismissing the case as to the Bank, subject to appeals of that decision. That case primarily included allegations regarding the Bank's aiding and abetting the sale of securities by PMC and SLGH and state securities claims with regard thereto. It did not make claims with regard to the Bank's depositary or lending relationships with PMC, SLGH or the principal thereof. No officer or director of the Bank was named in that case.

         The Bank and its former officer have filed claims with insurance carriers for coverage regarding the remaining litigation. The attorneys for the Investor and Neilson Actions have made a settlement demand on the Bank and its former officer for payment of full policy limits by certain insurance carriers.

         On the basis of the current pleadings, no carriers have accepted or acknowledged coverage, but are continuing to monitor the cases. It is anticipated that further pleadings and supplemental presentations will clarify the plaintiffs' claims and the applicability of insurance coverage. The Bank believes that should insurance be available to its officers and directors, that the applicable deductible will be between $500,000 and $1,000,000, and that the maximum coverage available will be $10,000,000. The applicable policies are reimbursement policies and do not provide any defense or legal fees coverage at this time. Notwithstanding this, one of the insurers has indicated its intention to take over (and assume the cost of) the defense of the director/officer named in the litigation, subject to a reservation of rights, and subject to a statement that it is not obligated to do so.

         Based on the limited discovery to date, the Bank is not aware of any factual basis for the plaintiffs' allegations of intentional wrongdoing by the Bank or its former officer. The Bank officers involved in the subject matter deny these allegations. The Bank believes that the litigation is an attempt to recover from solvent defendants and their insurers for the alleged wrongdoing of the PMC/SLGH entities.

         Settlement negotiations are ongoing among all the parties to the lawsuits. In the event of a failure of these negotiations, the Bank intends to vigorously contest the charges, and believes it has meritorious legal and factual defenses assertable in connection with the same.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Two matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

The Annual Meeting of Shareholders of the Company for 1993 was held on December 17, 1993.

The first item was the election of directors of the Company.

The preliminary tally was:

                                                                Broker        Other
Name of Candidate      Votes Cast For      Votes Withheld      Unvoted       Unvoted      Total
- -----------------      --------------      --------------      -------       -------      -----
Stephen  Carpenter     3,472,295           111,595             160,448       262,356      4,006,694
Richard Close          3,617,257           111,595             160,448       262,356      4,151,656
Paul Glass             3,303,254           111,595             160,448       262,356      3,837,653
Jon Goodman            3,129,539           111,595             160,448       262,356      3,663,938
David Nathanson        3,458,584           111,595             160,448       262,356      3,992,983
Ronald Parker          4,608,696           111,595             160,448       262,356      5,143,095
David Rainer           1,854,054           111,595             160,448       262,356      2,388,453
Kenneth Bernstein      3,700,998           n/a                 n/a           n/a          n/a

The preceding was the preliminary vote count. Prior to the close of the voting, Ronald Parker resigned as a director and declined to stand for renomination. As a result there were seven candidates for seven director seats, and each of the following was elected as a director of the corporation:

Stephen Carpenter
Richard Close
Paul Glass
Jon Goodman
David Nathanson
David Rainer
Kenneth Bernstein

The second item was the request for approval of adoption of the 1993 CU Bancorp Employee Stock Option Plan:

Shares Considered Present and Eligible to Vote on This Matter:      3,158,497

                                                     Broker      Other
Votes Cast For     Votes Against     Abstentions     Unvoted     Unvoted
- --------------     -------------     -----------     -------     -------
2,378,275          651,957           128,265         991,357     262,456


The 1993 Stock Option Plan was approved by the requisite majority of those shares eligible to vote on this matter.

Item 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

                 Set forth below are brief summaries of the background and business experience of each of the executive officers of the Company and the Bank as of December 31, 1993:


                                   Position With       Position With          Years
Name                      Age      the Company         the Bank               in Job
- ----                      ---      -----------         --------               ------
Stephen G. Carpenter      53       President/CEO       President/CEO(1)       1.5

David I. Rainer           37       None                Executive V.P.(2)      1.5
                                                       Chief Operating
                                                       Officer

Patrick Hartman           45       Chief Financial     Senior V.P./           1.2
                                   Officer             Chief Financial
                                                       Officer

Anne Williams             36       None                Chief Credit Officer    .5

(1) Subsequent to year end, was named Chairman of the Board and Chief Executive Officer.

(2)      Subsequent to year end, was named President and Chief Operating
         Officer


Set forth below are brief summaries of the background and business experience, of the executive officers of the Company.

         STEPHEN G. CARPENTER joined the Company in 1992 from Security Pacific National Bank where he was Vice Chairman in charge of middle market lending from July 1989 to June 1992. Mr. Carpenter was previously employed at Wells Fargo Bank from July 1980 to July 1989, where he was an Executive Vice President.

         DAVID I. RAINER was appointed Executive Vice president of the Bank in June 1992 and assumed the position of Chief Operating Office in late 1992.
From July 1989 to June 1992, Mr. Rainer was employed by Bank of America, where he held the position of Senior Vice President. From March 1989 to July 1989, Mr. Rainer was a Senior Vice President at Faucet & Company, where he co-managed a stock and bond portfolio. From July 1982 to March 1989, Mr. Rainer was employed at Wells Fargo Bank, where he held the positions of Vice President and Manager.

         PATRICK HARTMAN has been employed by the Bank since November, 1992. Prior to assuming his present positions he was Senior Vice President/ Chief Financial Officer for Cenfed Bank for a period during 1992. Mr. Hartman held the post of Senior Vice President/ Chief Financial Officer of Community Bank, Pasadena, California, for thirteen years.

         ANNE WILLIAMS joined the Bank in 1992 as Senior Loan Officer. She was named to the position of Chief Credit Officer in July 1993. Prior to that time she spent five years at Bank of America/Security Pacific National Bank, where she was a credit administrator in asset based lending, for middle market in the Los Angeles area. Ms. Williams was trained at Chase Manhattan Bank in New York, and was a commercial lender at Societe Generale in Los Angeles and Boston Five Cents Savings Bank where she managed the corporate lending group.

PART II

Item 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

See Management's Discussion and Analysis "Capital"


         Holders of Company's Common Stock

                 As of the close of business on December 31, 1993 there were 452 record holders of the Company's issued and outstanding Common Stock.

         Dividends

                 Under national banking laws the Bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the payment of dividends out of net profits is further limited in that the Bank is prohibited from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock, or, if the surplus fund does not equal the amount of capital stock, until there has been transferred to the surplus fund not less than one-tenth of the bank's net profits for the preceding half-year in the case of quarterly or semi-annual dividends, or not less than one-tenth of its net profits for the preceding two consecutive half-year periods in the case of annual dividends.

                 The approval of the Comptroller of the Currency is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or to a fund for the retirement of any preferred stock.

                 The Company has generally followed a policy of retaining earnings for the purpose of increasing the net worth of the Company in order to support asset growth. Accordingly, prior to 1990, the Company had not paid any cash dividends. Holders of the Common Stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefor under the laws of the State of California. The Company declared a 20 % stock dividend in 1989, 5% stock dividends in 1988, 1987, and 1986, a 2 for 1 stock split in 1984 and a 6 for 5 split effected in the form of a stock dividend in 1985. All per share amounts throughout this Form 10-K are adjusted to give effect to these share dividends and splits.

Item 6.  SELECTED FINANCIAL DATA

Selected Financial Data                               CU Bancorp and Subsidiary

Dollar amounts in thousands, except per share data           As of the years ended December 31,
                                                             ----------------------------------

                                              1993           1992           1991           1990           1989
                                              ----           ----           ----           ----           ----
  Selected Consolidated Balance Sheet

Total securities                            $ 88,034       $ 84,724       $ 59,533       $ 37,755       $ 58,331
Net loans                                    134,148        193,643        273,126        308,346        261,032
Total earning assets                         251,559        281,723        429,480        415,602        306,362
Total assets                                 279,206        353,923        516,762        485,697        523,896
Total deposits                               238,928        318,574        473,125        444,542        480,913
Total shareholders' equity                    26,990         24,632         32,598         36,600         31,260

Regulatory risk based capital ratio            16.71%         12.87%         12.31%         14.15%         12.31%
Regulatory capital leverage ratio               9.16%          6.12%          6.91%          9.25%          7.64%
Allowance for loan losses to:
   Period end total loans                       4.63%          6.28%          4.33%          1.32%          1.20%
   Nonperforming loans                           473%            95%            75%            79%            53%
   Nonperforming assets                          283%            95%            59%            79%            53%

   Consolidated Operating Results

   Net interest income                       $14,431        $20,625        $25,681        $28,851        $25,122
   Other operating income                     26,423         21,499         10,537          6,936          4,248
   Provision for loan losses                     450         17,090         14,267          3,650          1,500
   Operating expenses                         36,883         37,493         27,843         22,265         17,634
   Net income (loss)                           2,098         (8,190)        (3,637)         5,863          6,251
   Fully diluted income/(loss) per
      common & equivalent share              $  0.47        $ (1.90)       $ (0.83)       $  1.27        $  1.37
Net interest margin                             5.86%          6.07%          6.99%          7.61%          8.18%
Return on average shareholders' equity          8.12%        (26.06)%       (10.27)%        16.85%         22.65%
Return on average assets                        0.69%         (1.89)%        (0.76)%         1.31%          1.68%
Cash dividends per common share                    -              -        $ 0.150        $ 0.225              -

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS

OVERVIEW

It has been a year of rebuilding and redirection for the Bank. The Bank has addressed the issues of asset quality, regulatory relations, and strategic focus to become a strong commercial bank serving middle market businesses, the entertainment industry, and high net worth individuals.

By year-end, the Bank had built a balance sheet characterized by strong asset quality and abundant reserves. The improved performance and balance sheet brought about the termination of regulatory agreements the Bank had operated under since mid-1992. This positioned the Bank to aggressively compete in southern California's substantial middle market.

The Bank's seasoned commercial lenders generated significant new loan commitments in 1993, and established the Bank as a premier middle market relationship bank in southern California. During 1993, over $100 million of new commercial loan commitments were generated, predominantly to business customers with annual revenues over $5 million. This new business development demonstrates the Bank's ability to meet the needs of middle market companies for relationship-based banking services. This momentum is expected to continue as the team remains focused on production and expansion in 1994.

The Company earned $2.1 million, or $0.47 per share, in 1993, as the result of four consecutive quarters of increased profits. This compares to an $8.2 million loss, or $1.90 per share loss, in 1992 that was due primarily to the impact of the recessionary economy on the Commercial Banking Group, and the actions taken by management to strengthen the balance sheet. Current earnings reflect the long-term benefits of these decisive steps as well as the continued success in building the Bank's core commercial business.

The Bank's credit quality has improved significantly since June 1992. Nonperforming assets (NPA) have been virtually eliminated and strong reserves have been maintained. Asset quality position, as shown in Graph 1:
Nonperforming Assets, illustrates an element of the Company's strength. At June 30, 1992, Nonperforming Loans (NPL) were $6.5 million and nonperforming assets were under $10.0 million. At December 31, 1993, nonperforming loans were under $1.4 million and nonperforming assets were $2.3 million.

Since December 31, 1992, nonperforming loans decreased almost $12.3 million, or 90%, and nonperforming assets decreased over $11.3 million, or 83%. This decrease resulted from a combination of refinancing with others, payoffs, and chargeoffs. The allowance for loan losses was 473% of nonperforming loans and 283% of nonperforming assets at December 31, 1993, substantially higher than the December 31, 1992, levels of 95% and 95%, respectively. This trend is shown in Graph 2: Ratio of Allowance for Loan Losses to Nonperforming Assets. At December 31, 1993, $378 thousand of loans classified nonperforming are performing within defined terms. The other $1.0 million included in nonperforming loans is an in substance foreclosure that has been written down to its fair value.

Graph 1:  Nonperforming Assets

                                   [GRAPH 1]


Graph 1 Data:  Nonperforming Assets

                            December 31,     March 31,     June 30,     September 30,     December 31,
                                1992           1993          1993           1993             1993
                                ----           ----          ----           ----             ----
Nonperforming Loans           $13,630        $ 6,602        $6,530         $1,065           $1,378
Nonperforming Assets           13,630         11,034         9,988          4,034            2,298

The allowance for loan losses as a percentage of nonperforming loans and assets has increased as both nonperforming categories were reduced. During the fourth quarter of 1993, the Bank enjoyed a net recovery as recoveries exceeded chargeoffs. This is expected to continue in the first quarter of 1994. Net recoveries further increase the allowance's coverage of the nonperforming loans and assets.

Graph 2:  Ratio of Allowance for Loan Losses to Nonperforming Assets

                                   [GRAPH 2]

Graph 2 Data: Allowance for Loan Losses to Nonperforming Assets

                                              December 31,
                                              ------------
                                   1990      1991      1992      1993
                                   ----      ----      ----      ----
 Allowance to:
     Nonperforming Loans           103%       82%       95%      473%
     Nonperforming Assets           79%       59%       95%      283%

Capital ratios are strong, substantially exceeding levels required to be in the "well capitalized" category established by bank regulators. The Total Risk Based Capital Ratio was 16.7%, the Tier 1 Risk Based Capital Ratio was 15.4%, and the Leverage Ratio was 9.2% at December 31, 1993, compared to 12.9%, 11.5%, and 6.1%, respectively, at year-end 1992. Regulatory requirements for Total Risk Based, Tier 1 Risk Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

Graph 3:  Total Risk Based Capital Ratios

                                   [GRAPH 3]


Graph 3 Data:  Total Risk Based Capital Ratios

                                                  December 31,
                                                  ------------
                                      1990      1991      1992      1993
                                      ----      ----      ----      ----
Total Risk Based Capital Ratio       14.15%    12.31%    12.87%    16.71%

The Company's relationships with its regulators have now normalized. The Company was notified on November 3, 1993, that the Office of the Comptroller of the Currency ("OCC"), the Bank's primary regulator, terminated the Formal Agreement under which the Bank had operated since June 1992. This decision followed the completion of the OCC's annual examination of the Bank in October 1993. The Federal Reserve Bank of San Francisco ("Fed") notified the Company on November 29, 1993, that the requirements of the Memorandum of Understanding were satisfied and, therefore, that agreement was terminated.

Another significant strategic objective was reached in the fourth quarter of 1993 with the sale of the Bank's mortgage origination operation. The loan production offices and certain other assets of the mortgage origination operation were sold. The Bank retained the warehouse inventory and the mortgage servicing portfolio, and will continue to originate mortgage loans that fit within its revised business strategy of relationship banking.

This sale was important for three reasons. First, the regulatory environment for mortgage banking activities of banks has become increasingly more difficult, particularly for smaller banks. The smaller the operation, the harder it is to achieve the appropriate market mix.

The second issue faced had to do with product mix. More than eighty percent of production has come from refinancing, not new mortgages. We feel that should rates increase even slightly, production volume would drop accordingly. This would make it more difficult to generate consistent profits.

The third reason to sell the mortgage origination network was that the expenses were quite high. Complementing this was a decline in profit margins as competition intensified. In the end, it was in the shareholders' best interest to sell the mortgage origination network and concentrate effort and capital on middle market commercial relationship banking.

The successful results in 1993 concerning asset quality, regulatory relations, growth of middle market lending and strategic focus make expansion and growth possible in 1994. Two new loan production offices have been opened in

January 1994. These offices will allow expanded market penetration and commercial portfolio diversification.

The commercial lending team produced over $100 million of new commercial relationships during 1993. Collections and payoffs offset this new production. During 1993, over $45 million was collected on loans the Bank felt presented unacceptable risks. These two offsetting results shrank the commercial loan portfolio during 1993 while quality dramatically improved. During 1994, collection of such loans will continue but at a much slower pace because the portfolio is now significantly smaller. It is therefore expected that 1994 production will produce net growth in the commercial loan portfolio and have a positive impact on net interest income.

Commercial portfolio growth will further leverage the Bank's capacity. That capacity was used to improve asset quality and regulatory relations in 1993 and now will be focused on new commercial relationship development in 1994. Resulting growth will be funded by liquidity made available when the mortgage origination operation was sold. Presently, this liquidity is invested in securities. Reinvestment in commercial loans will improve net interest income. Growth will increase total assets and capital leverage only after the current liquidity has been redeployed from investments to commercial loans. Leverage of liquidity, cost structure, and capital are high priorities for 1994 because of the positive impact this has on the Bank's performance and shareholder value.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO COMPOSITION AND CREDIT RISK

Loan portfolio quality has been a focal point of management's attention since June 1992. As a result, considerable improvements have been made. Credit policies have been established to promote quality production. Further, target markets have been redefined to emphasize middle market commercial lending and reduce real estate concentrations.

The Bank's focus on middle market lending, in its infancy at year-end 1992, gained momentum in 1993. While total loans decreased from year-end 1992 to year-end 1993, the reduction is the net impact of three changes. The Bank produced over $100 million in loan commitments to new middle market relationships during 1993. Offsetting this, the sale of the mortgage origination operation and the continued reduction of the commercial real estate portfolio produced a net decrease in total loans. During the year, over $45 million was collected from assets targeted for collection or refinance outside the Bank. Net growth of the commercial loan portfolio is expected in 1994 as collections of targeted loans slow because of the substantially smaller portfolio being addressed.

Table 1  Loan Portfolio Composition

Amounts in thousands of dollars                                         December 31,
                                                                        -------------
                                              1993           1992           1991            1990           1989
                                              ----           ----           ----            ----           ----
Commercial & Industrial Loans             $120,513       $118,575        $163,472       $187,031       $167,385
Real Estate Loans:
    Held for Sale                           10,426         40,167          40,350         24,156         13,611
    Mortgages                                8,496         40,311          52,259         81,593         69,730
    Construction                             1,226          2,392          14,368          2,743            909
Other Loans                                      0          1,184           3,044          3,175          1,200
                                          --------       --------        --------       --------       --------
Loans                                      140,661        202,629         273,493        298,698        252,835
Term federal funds sold                          0          4,000          12,000         15,000         12,000
                                          --------       --------        --------       --------       --------
Total loans net of unearned fees          $140,661       $206,629        $285,493       $313,698       $264,835
                                          ========       ========        ========       ========       ========

The Bank's credit policy limits concentrations of loans in any industry or collateral. Efforts to reduce any remaining concentrations continue.

Historically, the Bank's real estate loans secured by single family residences were principally mortgages held for sale that were originated by the Mortgage Banking Operation. These were sold to investors through firm commitments, generally in less than 90 days. The loans amounted to $10.4 million, or 7.4% of the December 31, 1993, loan portfolio, compared to $40.2 million at December 31, 1992. This part of the loan portfolio historically presents almost no credit risk. The mortgage origination operation sale eliminated this loan concentration. The remainder of real estate loans are generally collateralized by a first or second trust deed position.

Lending efforts have been directed away from commercial real estate, as well as construction and multifamily lending. The Bank is now focused on business lending to middle market customers. Current credit policy now permits commercial real estate lending generally only as part of a complete commercial banking relationship with a middle market customer. Existing commercial real estate loans, 19.2% of the loan portfolio, or $27 million at year-end 1993, compared to $40 million at year-end 1992, are secured by first or second liens on office buildings and other structures. The loans are secured by real estate that had appraisals in excess of loan amounts at origination.

Monitoring and controlling the Bank's allowance for loan losses is a continuous process. All loans are assigned a risk grade, as defined by credit policies, at origination and are monitored to identify changing circumstances that could modify their inherent risks. These classifications are one of the criteria considered in determining the adequacy of the allowance for loan losses.

The amount and composition of the allowance for loan losses is as follows:

Table 2  Allocation of Allowance for Loan Losses

         Amounts in thousands of dollars                                      December 31,
                                                                              ------------

                                                 1993            1992             1991             1990          1989
                                                 ----            ----             ----             ----          ----
Commercial & Industrial Loans                  $5,699          $11,597          $11,147           $3,986       $3,108
Real estate loans - Held for Sale                  67              368               90               60           38
Real estate loans - Mortgages                     225              249               28               21           12
Real estate loans - Construction                   10               62              100               37            0
Other loans                                         0               19                0                0            0
                                               ------          -------          -------           ------       ------
Loans                                           6,001           12,295           11,365            4,104        3,158
Unfunded commitments and letters  of
  credit                                           12              691            1,002               24            0
                                               ------          -------          -------           ------       ------
Total Allowance for loan losses                $6,513          $12,986          $12,367           $4,128       $3,158
                                               ======          =======          =======           ======       ======

Adequacy of the allowance is determined using management's estimates of the risk of loss for the portfolio and individual loans. Included in the criteria used to evaluate credit risk are, wherever appropriate, the borrower's cash flow, financial condition, management capabilities, and collateral valuations, as well as industry conditions. A portion of the allowance is established to address the risk inherent in general loan categories, historic loss experience, portfolio trends, economic conditions, and other factors. Based on this assessment a provision for loan losses may be charged against earnings to maintain the adequacy of the allowance. The allocation of the allowance based upon the risks by type of loan, as shown in Table 2, implies a degree of precision that is not possible when using judgments. While the systematic approach used does consider a variety of segmentations of the portfolio, management considers the allowance a general reserve available to address risks throughout the entire loan portfolio.

Activity in the allowance during the last 5 years, classified by type of loan, is as follows:

Table 3   Analysis of the Changes in the Allowance for Loan Loss

         Amounts in thousands of dollars                              For the years ended December 31,
                                                                      --------------------------------
                                                     1993           1992            1991           1990           1989
                                                     ----           ----            ----           ----           ----
Balance at January 1                               $12,986        $12,367         $ 4,128         $3,158         $3,141
                                                   -------        -------         -------         ------         ------
Loans charged off:
  Real estate secured loans                          3,266          4,425           1,220          1,858
  Commercial loans secured and unsecured             6,582         12,562           5,422            640          1,563
  Loans to individuals, installment and
    other loans                                        901            813             258            321
                                                   -------        -------         -------         ------         ------
     Total charge-offs                              10,749         17,800           6,900          2,819          1,563
                                                   -------        -------         -------         ------         ------
Recoveries of loans previously charged off:
  Real estate secured loans                            393            249              15             42
  Commercial loans secured and unsecured             3,189          1,001             819             97             80
  Loans to individuals, installment and other
   loans                                               244             79              38              -              -
                                                   -------        -------         -------         ------         ------
     Total recoveries of loans previously
       charged off                                   3,826          1,329             872            139             80
                                                   -------        -------         -------         ------         ------
Net charge-offs                                      6,923         16,471           6,028          2,680          1,483
Provision for loan losses                              450         17,090          14,267          3,650          1,500
                                                   -------        -------         -------         ------         ------
Balance at December 31                             $ 6,513        $12,986         $12,367         $4,128         $3,158
                                                   =======        =======         =======         ======         ======
Net loan charge-offs as a percentage of average
  gross loans outstanding during the year ended
  December 31                                         3.49%          7.24%           2.36%          0.98%          0.66%
                                                      ----           ----            ----           ----           ----


The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At December 31, 1993, nonperforming loans amounted to $1.4 million, down 90% from $13.6 million at December 31, 1992. This reduction was caused by the combination of charge-offs and refinancing outside the Bank.

Table 4:  Nonperforming Assets

Amounts in thousands of dollars                                                  December 31,
                                                     ------------------------------------------------------------------
                                                      1993           1992            1991           1990           1989
                                                     ------        -------         -------         ------         ------
Loans not performing(1)                               $ 378        $ 8,978         $14,955         $4,000         $6,008
Insubstance foreclosures                              1,000          4,652           1,512          1,224              0
                                                     ------        -------         -------         ------         ------
Total nonperforming loans                             1,378         13,630          16,467          5,224          6,008
Other real estate owned                                 920              0           4,564              0              0
                                                     ------        -------         -------         ------         ------
Total nonperforming assets                           $2,298        $13,630         $21,031         $5,224         $6,008
                                                     ======        =======         =======         ======         ======

Allowance for loan losses as a percent of:
    Nonperforming loans                                 473%            95%             75%            79%            53%
    Nonperforming assets                                283%            95%             59%            79%            53%
Nonperforming assets as a percent
    of total assets                                     0.8%           2.7%            4.1%           1.1%           1.1%
Nonperforming loans as a percent
    of total loans                                      1.0%           6.6%            5.8%           1.7%           2.3%

Note 1:
    Loans not performing
        Performing as agreed                           $  9         $2,895         $ 4,783
        Partial performance                             369          1,075           1,531
        Not performing                                    0          5,008           6,369
                                                     ------        -------         -------
                                                       $378         $8,978         $12,683
                                                     ------        -------         -------
    Nonaccrual:
        Loans                                          $378         $7,728         $11,357         $1,486         $2,604
        Troubled debt restructurings                      0          1,250           1,326            818          1,102
    Past due ninety or more days (a,b):
        Loans                                             0              0           2,272          1,696          2,302
- ---------
(a)  Past due with respect to principal and/or interest and continuing to accrue interest.

(b)  In 1989, $118 of the past due loans were troubled debt restructurings.

SECURITIES

The securities portfolio at December 31, 1993, totaled $88.0 million, compared to $84.7 million at year-end 1992. This portfolio is separated into two categories, held for investment and held for sale.

There was no held for sale portfolio at year-end 1993. At year end 1992, the held for sale portfolio amounted to $41.7 million. These securities were sold in January 1993 to create liquidity needed for loan growth and deposit restructuring. This portfolio is maintained to manage liquidity and may be traded accordingly. Prior to December 31, 1993, held for sale securities were valued at the lower of cost or market. With the adoption of new accounting procedures at that date, securities available for sale will be recorded at fair value with changes reported as adjustments to capital.

The held for investment portfolio was $88.0 million at year-end 1993, compared to $43.0 million at year-end 1992. This portfolio is recorded at amortized cost. It is the Bank's intention to hold these securities to their individual maturity dates.

Gains of $77 thousand were realized in 1993, compared to $755 thousand during 1992. At December 31, 1993, there were unrealized gains of $114 thousand and losses of $259 thousand in the securities portfolio.

Additional information concerning securities is provided in Note 3 to the accompanying financial statements.

OTHER REAL ESTATE OWNED

Other Real Estate Owned at December 31, 1993, consisted of seven properties acquired in foreclosure. Only two of these properties are carried with any book value on the balance sheet, the others have been written off. The carrying values of these properties are at fair value, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value will be charged against an allowance for real estate owned losses created by charging a provision to other operating expenses.

The total book value of Other Real Estate Owned was $920 thousand at December 31, 1993. Expenses related to Other Real Estate Owned were $234 thousand during 1993, compared to $2.7 million in 1992.

DEPOSIT CONCENTRATION

Due to its historic focus on real estate related activities, the Bank developed a concentration of deposit accounts from title insurance and escrow companies. These deposits are generally noninterest bearing transaction accounts that contribute to the Bank's interest margin. Noninterest expense related to these deposits is included in other operating expense. The Bank monitors the profitability of these accounts through an account analysis procedure.

The Bank is able to attract these deposits because it has developed products and services allowing customers to operate with increased efficiency. A substantial portion of the services, provided through third party vendors, are automated data processing and accounting for trust balances maintained on deposit at the Bank. These and other banking related services, such as messenger and deposit courier services, will be limited or charged back to the customer if the deposit relationship profitability does not meet the Bank's expectations.

Noninterest bearing deposits represent nearly the entire title and escrow relationship. These balances have been reduced substantially as the Bank focused on middle market business loans. The balance at December 31, 1993, was $58.1 million, compared to $104.5 million at December 31, 1992. Costs relative to servicing the above relationships are the significant portion of the Bank's customer data processing and messenger and courier costs. Part of the decrease in these expenses is related to lower general market interest rates, but the majority is due to the reduced amount of this deposit concentration.

Table 5 Real Estate Escrow and Title Insurance Company Deposits

                                                                                              Average Balance
                                                           Year Ended                         12 months ended
Amounts in thousands of dollars                             12/31/93                              12/31/93
                                                           ----------                         ---------------
                                                           Percent of                            Percent of
                                                             Total       Percent                   Total        Percent
                                                Amount      Deposits     of Class      Amount     Deposits     of Class
                                                -------     --------     --------      -------   ----------    --------
1993 Balances
Noninterest bearing demand deposits            $ 58,133       24%          46%          $68,188     26%          50%

Interest-bearing demand  & savings deposits         810        1%           1%            2,050      1%           2%
                                               --------       --           --          --------     --           --

Total deposit concentration                    $ 58,943       25%                      $ 70,238     26%
                                               ========       ==                       ========     ==

1992 Balances                                  $104,459       32%                      $173,563     45%
                                               ========       ==                       ========     ==

The Bank had $19.3 million in certificates of deposit larger than $100 thousand dollars at December 31, 1993. The maturity distribution of these deposits is relatively short term, with $3.3 million maturing within 3 months and the balance maturing within 12 months.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The objective of liquidity management is to ensure the Bank's ability to meet cash requirements. The liquidity position is managed giving consideration to both on and off-balance sheet sources and demands for funds.

Sources of liquidity include cash and cash equivalents (net of Federal Reserve requirements to maintain reserves against deposit liabilities), securities eligible for pledging to secure borrowings from dealers pursuant to repurchase agreements, loan repayments, deposits, and borrowings from a $20 million overnight federal funds line available from a correspondent bank. Potential significant liquidity requirements are withdrawals from noninterest bearing demand deposits and funding under commitments to loan customers.

During 1993, the Bank maintained a $20 million line of credit with a major purchaser of the mortgage loans originated by the mortgage origination operation. This warehouse line was terminated in conjunction with the sale of that operation.

From time to time the Bank may experience liquidity shortfalls ranging from one to several days. In these instances, the Bank will either purchase federal funds, and/or sell securities under repurchase agreements. These actions are intended to bridge mismatches between funding sources and requirements, and are designed to maintain the minimum required balances. Liquidity volatility was significantly reduced by the sale of the mortgage origination operation which created volatility with production volume fluctuations.

The Bank's historical portfolio of large certificates of deposit (those of $100 thousand or more) has not been significant relative to the total deposit base. At December 31, 1993 this funding source was 7.3% of average deposits, compared to 10.0% at December 31, 1992. This funding source has traditionally been used to manage liquidity needs within the deposit portfolio.

Table 6 Interest Rate Maturities of Earning Assets and Funding Liabilities at December 31, 1993

Amounts in thousands of dollars                                       Amounts Maturing or Repricing in
                                                                      --------------------------------
                                                                 More Than 3    More Than 6     More Than 9
                                                                  Months But    Months But      Months But
                                                   Less Than      Less Than      Less Than      Less than       12 Months
                                                   3 Months        6 Months       9 Months       12 Months       & Over
                                                   --------        --------       --------       ---------       -------
Earning Assets
  Gross Loans (1)                                  $134,279        $ 1,388         $   358        $    52       $  4,584
  Securities                                         28,817         11,134           4,089          3,424         40,570
  Federal funds sold & other                         28,000              0               0              0              0
                                                   --------        -------         -------        -------       --------
     Total earning assets                           191,096         12,522           4,447          3,476         45,154
                                                   --------        -------         -------        -------       --------
Interest-bearing deposits:
   Now and money market                              57,252              0               0              0              0
   Savings                                            8,962              0               0              0              0
  Time certificates of deposit:
     Under $100                                      14,913          4,604           5,146          1,661          1,429
     $100 or more                                    13,021          2,925           2,633            592            125
     Non interest-bearing demand deposits            41,760              0               0              0              0
                                                   --------        -------         -------        -------       --------
     Total interest-bearing liabilities             135,908          7,529           7,779          2,253          1,554
                                                   --------        -------         -------        -------       --------
Interest rate sensitivity gap                        55,188          4,993          (3,332)         1,223         43,600
                                                   --------        -------         -------        -------       --------
Cumulative interest rate sensitivity gap             55,188         60,181          56,849         58,072        101,672
Off balance sheet financial instruments                 750            750             750              0              0
                                                   --------        -------         -------        -------       --------
Net cumulative gap                                 $ 55,938        $60,931         $57,599        $58,072       $101,672
                                                   ========        =======         =======        =======       ========
Adjusted cumulative ratio of rate sensitive
  assets to rate sensitive liabilities (2)             1.41%          1.42%           1.38%          1.38%          1.66%
                                                       ----           ----            ----           ----           ----
(1) Included in loans are mortgages in the process of being sold.
(2) Ratios greater than 1.0 indicate a net asset sensitive position.
    Ratios less than 1.0 indicate a liability sensitive position.  A ratio of 1.0 indicates risk neutral position.

Assets and liabilities shown on Table 6 are categorized based on contractual maturity dates. Maturities for those accounts without contractual maturities are estimated based on the Bank's experience with these customers. Noninterest bearing deposits of title and escrow companies, having no contractual maturity dates, are considered subject to more volatility than similar deposits from commercial customers. The net cumulative gap position shown in the table above indicates that the Bank does not have a significant exposure to interest rate fluctuations during the next twelve months.

CAPITAL

Total shareholders' equity was $27.0 million at December 31, 1993, compared to $24.6 million at year-end 1992. The increase during 1993 was due to earnings, plus exercise of stock options. Capital adequacy is measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy.

Since the termination of the regulatory agreements, the Bank is guided by statutory capital requirements. During 1993, the Bank's capital levels exceeded the "well capitalized" standards, the highest classification established by bank regulators.

Table 7  Capital Ratios

                                                                            Regulatory Standards
                                                                            --------------------
                                     December 31,     December 31,                          Well
                                         1993             1992            Minimum        Capitalized
                                         ----             ----            -------        -----------
Total Risk Based Capital                 16.7%            12.9%             8.0%            10.0%
Tier 1 Risk Based Capital                15.4             11.5              4.0              6.0
Leveraged Capital                         9.2              6.1              3.0              5.0


No dividends were paid in 1993 or 1992. This was consistent with the conditions agreed to in the formal agreements with regulators, addressed later in the Regulatory Matters portion of this discussion.

The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market Systems where it trades under the symbol CUBN.

Table 8  Stock Prices - Unaudited

                                                                  1993                      1992
                                                                  ----                      ----

                                                            High         Low          High         Low
                                                            ----         ---          ----         ---
         First Quarter                                      $6.25        $3.38        $6.75        $5.00
         Second Quarter                                      7.00         4.75         6.00         4.25
         Third Quarter                                       6.25         5.00         5.25         3.50
         Fourth Quarter                                      7.25         5.75         4.75         3.25


EARNINGS BY LINE OF BUSINESS

Table 9 shows the pre-tax operating contributions by the Commercial Banking and Mortgage Banking divisions. It should be noted that the bank will continue to make new real estate loans which fit within its revised business strategy, but Mortgage Banking will no longer be regarded as a separate line of business.

Table 9  Pre-tax operating contribution by line of business

Amounts in thousands of dollars

                                    1993                                 1992                                1991
                                    ----                                 ----                                ----
                        Commercial   Mortgage   Consoli-    Commercial   Mortgage   Consoli-    Commercial   Mortgage   Consoli-
                         Banking     Banking     dated       Banking     Banking     dated       Banking     Banking     dated
                         -------     -------    -------      -------     -------    --------     -------     -------    --------
Net interest income      $13,844     $   587     $14,431    $ 18,888     $ 1,737    $ 20,625     $25,012      $  669     $25,681
Provisions for loan
  losses                     200         250         450      15,843       1,247      17,090      14,230          37      14,267
                         -------     -------     -------    --------      ------    --------     -------      ------     -------
                          13,644         337      13,981       3,045         490       3,535      10,782         632      11,414
Noninterest revenue        1,032      23,908      24,940       1,865      19,634      21,499       1,478       9,059      10,537
                         -------     -------     -------    --------     -------    --------     -------      ------     -------
Total revenues            14,676      24,245      38,921       4,910      20,124      25,034      12,260       9,691      21,951
                         -------     -------     -------    --------     -------    --------     -------      ------     -------
Salaries and
   related benefits        6,151       4,869      11,020       7,998       4,649      12,647       6,203       2,426       8,629
Other operating
   expenses                7,738      17,678      25,416      12,910      11,936      24,846      13,997       5,217      19,214
                         -------     -------     -------    --------     -------    --------     -------      ------     -------
Total operating
   expenses               13,889      22,547      36,436      20,908      16,585      37,493      20,200       7,643      27,843
                         -------     -------     -------    --------     -------    --------     -------      ------     -------
Operating income         $   787     $ 1,698     $ 2,485    $(15,998)    $ 3,539    $(12,459)    $(7,940)     $2,048     $(5,892)
Gain on sale
   of mortgage
   origination operation                           1,483
Reserve for branch
   relocation                                       (447)
                         -------     -------     -------    --------     -------    --------     -------      ------     -------
Pre-tax income           $   787     $ 1,698     $ 3,521    $(15,998)    $ 3,539    $(12,459)    $(7,940)     $2,048     $(5,892)
                         =======     =======     =======    ========     =======    ========     =======      ======     =======
         (i)  Inter-divisional transactions have been eliminated at the division level.

The Bank changed its strategic direction during the second half of 1992 when the new management team committed its focus to southern California's middle market commercial business. Historically, it had concentrated on commercial real estate and related businesses. The portfolios of loans and deposits that resulted from past operations have been substantially replaced by new middle market commercial customer relationships.
Steps taken to facilitate the expansion and market penetration of the commercial bank include the creation of loan production offices, establishment of a Small Business Administration ("SBA") loan production group, and development of an international trade services group.

Loan production offices have been established in two strategic locations in southern California. These will serve the San Gabriel Valley area and the South Bay area. The offices are staffed with seasoned commercial lenders whose primary focus is business development. Such offices are cost effective approaches to business development and allow the Bank access to wider market exposure. While these offices are primarily staffed with existing personnel, when appropriate, key people with specific market knowledge and experience have been hired.

The Bank has established a group of lenders to focus on the production of commercial loans that can be participated with the SBA. These loans are subject to the same credit quality policies and procedures as all commercial loan production. Fees generated from the sale of the guaranteed portion of the loans will be an important new source of noninterest income.

Another new product was added with the creation of an international trade services group. Many of the Bank's existing commercial customers and prospects are involved in import and/or export. This product line includes letters of credit, foreign exchange, and foreign collections, and is another important element in the total banking relationship offered to our business customers.

The Mortgage Banking Operation grew during 1993, as lower interest rates motivated many individuals to refinance their home mortgages. Volume of mortgage loan originations was $895.6 million through November 10, 1993, when the origination operation was sold, compared to $880.0 million in 1992. Operating expenses increased in 1993 compared to 1992. This resulted from efforts to take advantage of refinance demand and expand retail loan production.

NET INTEREST INCOME AND INTEREST RATE RISK

Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income for 1993 was $14.4 million, compared to $20.6 million in 1992. The change is primarily attributable to changes in volume. As a result of efforts to deal with credit quality issues and refocus the Bank on middle market business customers, loans outside target markets have been motivated to leave the Bank. Initially this has an adverse affect on net interest margin but subsequent growth of the middle market loan portfolio replaces these assets and provides a more reliable and valuable source of interest margin.

Table 10  Analysis of Changes in Net Interest Income (1)


Amounts in thousands of dollars                     Year ended December 31,                  Year ended December 31,
                                                     1993 compared to 1992                    1992 compared to 1991
                                                    -----------------------                    ---------------------
   Increases (Decreases)                       Volume         Rate         Total       Volume        Rate        Total
                                               ------         ----         -----       ------        ----        -----
Interest Income
   Loans, net                                  $(3,871)     $(1,210)     $(5,081)     $(4,759)     $(3,784)     $(8,543)
   Investments                                  (1,623)        (549)      (2,172)       1,101       (1,120)         (19)
   Federal Funds Sold                             (326)        (118)        (444)        (148)        (619)        (767)
                                               -------      -------      -------      -------      -------      -------
               Total interest income            (5,820)      (1,877)      (7,697)      (3,806)      (5,523)      (9,329)
                                               -------      -------      -------      -------      -------      -------
Interest Expense
   Interest-bearing deposits:
      Demand                                      (196)        (492)        (688)        (251)      (1,086)       (1,337)
      Savings                                     (138)         (99)        (237)           1         (299)         (298)
      Time Certificates of deposit:
         Under $100                                522          (50)         472         (108)        (355)        (463)
         $100 or more                             (478)        (193)        (671)        (711)      (1,342)      (2,053)
Federal funds purchased/Repos                      (40)         (23)         (63)          61          (52)           9
Other borrowings                                  (123)        (193)        (316)         (12)        (119)        (131)
                                               -------      -------      -------      -------      -------      -------
               Total interest expense             (453)      (1,050)      (1,503)      (1,020)      (3,253)      (4,273)
                                               -------      -------      -------      -------      -------      -------
               Net interest income             $(5,367)     $  (827)     $(6,194)     $(2,786)     $(2,270)     $(5,056)
                                               =======      =======      =======      =======      =======      =======
(1)   The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.

Yields on earning assets remained at nearly 7.6% in 1993, compared to a 7.8% yield for 1992. Market interest rates in 1993 were slightly lower than 1992. Prime rates nationwide averaged 6.0% in 1993, compared to 6.3% in 1992. The Bank's margins were improved due to reduced levels of nonperforming loans which were $1.4 million at December 31, 1993, down from $13.6 million at December 31, 1992. Through October 8, 1993, net interest income continued to benefit from an interest rate swap agreement. Rates on interest-bearing liabilities moved lower in 1993, resulting in an average cost of funds of 3.0%, compared to 3.4% for 1992.

Shrinkage in the Bank's earning asset and funding liability portfolios contributed to the reduction in net interest income. Average loans during 1993 decreased $44.2 million from $233.2 million in 1992. As previously discussed, this resulted from management's efforts to improve the quality of the loan portfolio and redirect production to middle market commercial loans. Earning assets averaged $246.5 million in 1993, down $92.9 million from $339.4 million in 1992.

Following the sale of the mortgage origination operation, the Bank's funded warehouse inventory was sold in the normal course of business. The liquidation of this mortgage loan portfolio is being used to increase the Bank's investment portfolio and liquidity position. This liquidity will fund the expected growth of the Bank's core commercial loan portfolio. While this transition will have a temporary adverse impact on net interest margin, it facilitates the commercial loan growth planned for 1994.

Table 11  Average Balance Sheets and Analysis of Net Interest Income

Amounts in thousands of dollars                 1993                           1992                           1991
                                                ----                           ----                           ----
                                              Interest                       Interest                       Interest
                                              Income or  Yield or            Income or  Yield or            Income or   Yield or
                                    Balance    Expense     Rate    Balance    Expense     Rate    Balance    Expense      Rate
                                    --------   -------     ----    --------   -------     ----    --------   -------      -----
Interest Earning Assets
  Loans, Net                        $188,967   $16,487     8.72%   $233,203   $21,568     9.25%   $284,457   $30,111      10.59%
  Investments                         37,534     1,558     4.15      76,161     3,667     4.81      49,463     3,363       6.80
  Certificates of Deposit
    in other banks                     4,102       123     3.00       3,135       186     5.93       7,192       509       7.08
  Federal Funds Sold                  15,927       454     2.85      26,862       898     3.34      31,307     1,665       5.32
                                    --------   -------     ----    --------   -------     ----    --------   -------      -----
  Total Earning Assets               246,530    18,622     7.55     339,361    26,319     7.76     372,419    35,648       9.57
Non Earning Assets
  Cash & Due From Banks               41,243                         74,999                         91,957
  Other Assets                        15,645                         18,613                         19,219
                                    --------                       --------                       --------
Total Assets                        $303,418                       $432,973                       $483,595
                                    ========                       ========                       ========
Interest-bearing Liabilities
  Demand                            $ 64,179     1,594     2.48    $ 70,702     2,282     3.23    $ 78,474     3,619       4.61
  Savings                             12,741       315     2.47      17,787       552     3.10      17,748       850       4.79
Time Certificates of Deposits
  Less Than $100                      26,577       979     3.68      12,529       507     4.05      15,188       970       6.39
  More Than $100                      24,737       784     3.17      39,085     1,455     3.72      58,211     3,508       6.03
Fed Funds Purchased/Repos              2,712        79     2.91       4,011       142     3.54       2,292       133       5.80
                                    --------   -------     ----    --------   -------     ----    --------   -------      -----
Total Interest-bearing Liabilities   130,946     3,751     2.86     144,114     4,938     3.43     171,913     9,080       5.28
Noninterest-bearing Deposits         137,485       --        --     244,543       --        --     261,155        --         --
                                    --------   -------     ----    --------   -------     ----    --------   -------      -----
Total Deposits                       268,431     3,751     1.40     388,657     4,938     1.27     433,068     9,080       2.10
Other Borrowings                       6,964       440     6.32       8,644       756     8.75       8,768       887      10.12
                                    --------   -------     ----    --------   -------     ----    --------   -------      -----
Total Funding Liabilities            275,395     4,191     1.52     397,301     5,694     1.43     441,836     9,967       2.26
Other Liabilities                      2,175                          4,328                          6,360
Shareholders' Equity                  25,848                         31,344                         35,399
                                    --------                       --------                       --------
Total Liabilities and
  Shareholders' Equity              $303,418                       $432,973                       $483,595
                                    ========                       ========                       ========
Net Interest Income                            $14,431     5.85%              $20,625     6.08%              $25,681       6.90%
                                               =======     ====               =======     ====               =======       ====
Shareholders' Equity to
  Total Assets                         8.52%                          7.24%                          7.32%
                                       ----                           ----                           ----

Expressing net interest income as a percent of average earning assets is referred to as margin. Margin for 1993 was 5.85%, compared to 6.08% for 1992. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits.

Through October 8, 1993, the Bank continued to benefit from an interest rate swap agreement entered into October 8, 1991, which had a notional value of $100 million. Under this arrangement, the Bank received a fixed rate of 8.18% and paid interest at prime rate, which was 6.0% during 1993. The income earned from the interest rate swap agreement was $1.7 million in 1993, compared to $1.9 million in 1992.

OTHER OPERATING INCOME

The majority of other operating income was earned as the Mortgage Banking Operation originated and sold mortgage loans. The trends and composition of other operating income are shown in the following table.

Table 12 Other operating income

Amounts in thousands of dollars     1993                                 1992                                   1991
                                    ----                                 ----                                   ----
                      Commercial  Mortgage                 Commercial  Mortgage                  Commercial   Mortgage
                        Banking   Banking   Consolidated     Banking   Banking   Consolidated      Banking    Banking   Consolidated
                      ----------  --------  ------------   ----------  --------  ------------   -----------   --------  ------------
Processing fees                    $ 1,143      $ 1,143                 $ 1,137     $ 1,137                   $  465      $   465
Capitalization of
  excess servicing
  rights                               207          207                     821         821                      626          626
Fees on loans sold                   1,182        1,182                   3,336       3,336                    2,119        2,119
Premium on sales of
  mortgage loans                    18,022       18,022                  11,346      11,346                    4,085        4,085
Service income                       2,129        2,129                   1,812       1,812                    1,436        1,436
Documentation fees      $  104         826          930       $  111        914       1,025                      211          211
Other service fees
  and charges              851         399        1,250          904        363       1,267       $1,112         151        1,263
Securities & other
  nonoperating gains        77       1,483        1,560          755          0         755          332           0          332
                        ------     -------      -------       ------    -------     -------       ------      ------      -------
Total                   $1,032     $25,391      $26,423       $1,770    $19,729     $21,499       $1,444      $9,093      $10,537
                        ======     =======      =======       ======    =======     =======       ======      ======      =======

The Mortgage Banking Operation earned fee income on loans originated, and gains as loans were sold to permanent investors. Loans for which servicing was retained are conventional mortgages under approximately $200 thousand which were sold to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and other institutional investors. The servicing portfolio was retained by the Bank when the mortgage origination operation was sold.

Excess servicing rights were capitalized, and related gains recognized, based on the present value of the servicing cash flows discounted over a period of seven years. When loan prepayments occur within this period, the remaining capitalized cost associated with the loan is written off.

The servicing rights were retained by the bank following sale of the mortgage origination operation. This portfolio will produce noninterest income during 1994. The Bank has entered into an agreement with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to dispose of any remaining portion of this portfolio by the end of 1994 because, with the sale of the mortgage origination operation, the Bank is no longer a qualified seller/servicer of such loans.

OPERATING EXPENSE

Total operating expense for the commercial bank was $13.9 million in 1993, compared to $20.9 million in 1992, a reduction of $7.0 million, or 34%, during 1993. Refocusing productive resources toward commercial banking activities and eliminating historic inefficiencies allowed this reduction. The current level of operating expense is deemed to be adequate and will be leveraged further as the core middle market business is expanded.

Expenses for the Mortgage Banking Operation increased by $6.0 million to $22.5 million in 1993, compared to $16.6 million in 1992. Selling expense was $12.2 million in 1993, up from $8.1 million in 1992. These expenses are affected by interest rate fluctuations. Premium on sales of mortgage loans included in other operating income is directly related to these expenses and subject to the same factors and conditions. The premium on sales of mortgage loans was $18.0 million in 1993, up from $11.3 million in 1992.

PROVISION FOR LOAN LOSSES

The Bank's provision for loan losses was $450 thousand in 1993, compared to over $17 million during 1992. This change in provision was made possible by the significant reduction of nonperforming loans during 1993. The relationship between the level and trend of the allowance for loan losses and nonperforming assets, combined with the results of the ongoing review of credit quality, determine the level of provisions. Improvement in these factors has allowed a lower provision.

LEGAL AND REGULATORY MATTERS

In June 1992, the Bank entered into an agreement with the Office of the Comptroller of the Currency (OCC), the Bank's primary federal regulator, which required the implementation of certain policies and procedures for the operation of the bank to improve lending operations and management of the loan portfolio. In November 1993, after completion of its annual examination, the OCC released the Bank from the Formal Agreement. Following this, the Federal Reserve Bank of San Francisco ("Fed") notified the Company on November 29, 1993, that the Memorandum of Understanding, which it had signed, was terminated because the requirements of the agreement were satisfied.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                          Page
                                                                                          ----
         1.      Report of Independent Public Accountants dated                           32
                 January 18, 1994;

         2.      Consolidated Statements of Financial Condition as                        33
                 of December 31, 1993 and 1992;

         3.      Consolidated Statements of Income for the Years Ended December           34
                 31, 1993, 1992 and 1991;

         4.      Consolidated Statements of Changes in Shareholders' Equity for           35
                 the Years Ended December 31, 1993, 1992, and 1991;

         5.      Consolidated Statements of Cash Flows for the Years Ended                36
                 December 31, 1993, 1992 and 1991;

         6.      Notes to Consolidated Financial Statements--                             37
                 December 31, 1993.

Report of Independent Public Accountants
To the Shareholders and the Board of Directors of CU Bancorp and Subsidiary:

We have audited the accompanying consolidated statements of financial condition of CU Bancorp (a California corporation) and Subsidiary (the Company) as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of CU Bancorp and Subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
         As more fully discussed in footnote 13, the Bank is a defendant in multiple lawsuits which claim substantial damages, the eventual outcome of which is not presently determinable. Accordingly, no provision has been made in the accompanying financial statements for any liability that may result from this litigation.


ARTHUR ANDERSEN & CO.


Los Angeles, California
January 18, 1994

Consolidated Statements of Financial Condition                  CU Bancorp and Subsidiary

        Amounts in thousands of dollars                                        December 31,
                                                                               ------------
                                                                       1993                    1992
                                                                       ----                    ----
ASSETS
Cash and due from banks                                                $ 18,440               $ 55,989
Federal funds sold                                                       28,000                      -
                                                                       --------               --------
         Total cash and cash equivalents                                 46,440                 55,989
Time deposits with other financial institutions                           1,377                  3,356
Investment securities (Market value of $87,889 and $42,727
    in 1993 and 1992, respectively)                                      88,034                 43,018
Securities held for sale (Market value of $41,723 in 1992)                    -                 41,706
Loans, (Net of allowance for loan losses of $6,513 and
    $12,986 at December 31, 1993 and 1992, respectively)                134,148                193,643
Premises and equipment, net                                                 924                  2,035
Other real estate owned, net                                                920                      0
Accrued interest receivable and other assets                              7,363                 14,176
                                                                       --------               --------
Total Assets                                                           $279,206               $353,923
                                                                       ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand deposits                                                    $125,665               $198,878
    Savings deposits                                                     66,214                 74,849
    Time deposits under $100                                             27,753                 16,031
    Time deposits of $100 or more                                        19,296                 28,816
                                                                       --------               --------
          Total deposits                                                238,928                318,574
Accrued interest payable and other liabilities                           13,288                 10,717
                                                                       --------               --------
    Total liabilities                                                   252,216                329,291
                                                                       --------               --------
Commitments and contingencies (Notes 6 and 10)                                -                      -
Shareholders' equity:
    Preferred stock, no par value:
          Authorized -- 10,000,000 shares
          No shares issued or outstanding in 1993 or 1992                     -                      -
    Common stock, no par value:
          Authorized - 20,000,000 shares
          Issued and outstanding - 4,424,306 in 1993
          and 4,366,850 in 1992                                          26,250                 25,990
Retained earnings (deficit)                                                 740                 (1,358)
                                                                       --------               --------
Total Shareholders' equity                                               26,990                 24,632
                                                                       --------               --------
Total Liabilities and Shareholders' equity                             $279,206               $353,923
                                                                       ========               ========


  The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Statements of Income                      CU Bancorp and Subsidiary

Amounts in thousands of dollars, except per share data                       For the years ended December 31,
                                                                             --------------------------------
                                                                             1993         1992          1991
                                                                             ----         ----          ----
Revenue from earning assets:
    Interest and fees on loans                                             $14,761      $ 19,641       $29,657
    Benefits of interest rate hedge transactions                             1,726         1,927           454
    Interest on taxable investment securities                                1,525         3,624         3,256
    Interest on tax exempt investment securities                                33            43           106
    Interest on time deposits with other financial institutions                123           186           510
    Interest on federal funds sold                                             454           898         1,665
                                                                           -------      --------       -------
        Total revenue from earning assets                                   18,622        26,319        35,648
                                                                           -------      --------       -------
Cost of funds:
    Interest on interest-bearing demand deposits                             1,594         2,282         3,619
    Interest on savings deposits                                               315           552           850
    Interest on time deposits under $100                                       979           507           970
    Interest on time deposits of $100 or more                                  784         1,455         3,508
    Interest on federal funds purchased & securities sold under
      agreements to repurchase                                                  79           142           133
    Interest on other borrowings                                               440           756           887
                                                                           -------      --------       -------
        Total cost of funds                                                  4,191         5,694         9,967
                                                                           -------      --------       -------
        Net revenue from earning assets before provision for
          loan losses                                                       14,431        20,625        25,681
Provision for loan losses                                                      450        17,090        14,267
                                                                           -------      --------       -------
                 Net revenue from earning assets                            13,981         3,535        11,414
                                                                           -------      --------       -------
Other operating revenue:
    Capitalization of excess servicing rights                                  207           821           626
    Servicing income - mortgage loans sold                                   2,129         1,812         1,436
    Other fees & charges - commercial                                          955         1,015         1,422
    Fees on loans sold                                                       1,182         3,336         2,119
    Premium on sales of mortgage loans                                      18,022        11,346         4,085
    Other fees and charges - mortgage                                        2,368         2,414           827
    Gain on sale of mortgage origination operation                           1,483             -             -
    Gain on sale of investment securities (before taxes of $11,
        $250, and $9, in 1993, 1992 and 1991, respectively)                     28           617            22
    Gain on sale of securities held for sale (before taxes of $20
      and $56 in 1993 and 1992, respectively)                                   49           138             -
                                                                           -------      --------       -------
        Total other operating revenue                                       26,423        21,499        10,537
                                                                           -------      --------       -------
Other operating expenses:
    Salaries and related benefits                                           11,020        12,647         8,629
    Selling expenses - mortgage loans                                       12,193         8,088         2,939
    Other operating expenses                                                13,670        16,758        16,275
                                                                           -------      --------       -------
        Total operating expenses                                            36,883        37,493        27,843
                                                                           -------      --------       -------
Income (loss) before provision for (benefit from)income taxes                3,521       (12,459)       (5,892)
Provision for (benefit from) income taxes                                    1,423        (4,269)       (2,255)
                                                                           -------      --------       -------
Net income (loss)                                                          $ 2,098      $ (8,190)      $(3,637)
                                                                           =======      ========       =======
Earnings (loss)per share                                                   $  0.47      $  (1.90)      $ (0.83)
                                                                           =======      ========       =======


  The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity                     CU Bancorp and Subsidiary

Amounts in thousands of dollars                 Common Stock
                                                ------------                    Retained
                                        Number of Shares        Amount     Earnings/(deficit)      Total
                                        ----------------        ------     ------------------      -----
Balance at December 31, 1990              4,255,484            $25,749         $10,852           $36,601
    Cash dividend at $0.15 per share              -                  -            (383)             (383)
    Exercise of stock options                13,041                 70               -                70
    Exercise of director warrants            15,006                 63               -                63
    Cancellation of director warrants             -                 (1)              -                (1)
    Premium paid on cancellation of
      director warrants                           -               (115)              -              (115)
    Net loss for the year                         -                  -          (3,637)           (3,637)
                                          ---------            -------          ------           -------
Balance at December 31, 1991              4,283,531             25,766           6,832            32,598
  Exercise of stock options                  83,319                224               -               224
  Net loss for the year                           -                  -          (8,190)           (8,190)
                                          ---------            -------          ------           -------
Balance at December 31, 1992              4,366,850             25,990          (1,358)           24,632
  Exercise of stock options                  57,456                260               -               260
  Net income for the year                         -                  -           2,098             2,098
                                          ---------            -------         -------           -------
Balance at December 31, 1993              4,424,306            $26,250         $   740           $26,990
                                          =========            =======         =======           =======


             The accompanying notes are an integral part of these
                      consolidated financial statements.



Consolidated Statement of Cash Flows                                                       CU Bancorp and Subsidiary

Amounts in thousands of dollars                                                  For the years ended December 31,
                                                                          ------------------------------------------
Increase (decrease) in cash and cash equivalents                            1993             1992             1991
                                                                          --------        ---------         --------
Cash flows from operating activities

Net income/(loss)                                                         $  2,098        $  (8,190)        $ (3,637)
                                                                          --------        ---------         --------
Adjustments to reconcile net income/(loss)to net cash provided by operating activities:
Provision for depreciation and amortization                                    821              772              668
Amortization of real estate mortgage servicing rights                          983            1,504            1,003
for losses on loans and other real estate owned                                450           17,090           16,433
Provision/(Benefit) of deferred taxes                                        1,510           (2,854)          (3,255)
Gain on sale of investment securities, net                                     (77)            (755)             (22)
(Increase)/decrease in other assets                                          2,628            2,452           (3,036)
Increase/(decrease) in other liabilities                                     2,582             (160)              39
Decrease in accrued interest receivable                                        494              742              208
Increase/(decrease) in deferred loan fees                                       48              (12)            (190)
Capitalization of excess mortgage servicing rights                            (207)            (821)            (626)
(Decrease) in accrued interest payable                                         (11)            (161)            (107)
Net amortization of (discount)/premium on securities                            48               34             (722)
Accrued benefits from interest rate hedge transactions                         485              (343)           (142)
                                                                          --------        ---------         --------
                 Total adjustments                                           9,754            17,488          10,251
                                                                          --------        ---------         --------
                  Net cash provided by operating activities                 11,852            9,298            6,614
                                                                          --------        ---------         --------


Cash flows from investing activities

Proceeds from investment securities sold or matured                         78,545           93,986           46,502
Purchase of investment securities                                          (81,826)        (118,740)         (76,953)
Net decrease in time deposits with other financial institutions              1,979            2,143            3,917
Net decrease in loans                                                       58,997           67,886           14,159
Sales/(Purchases) of premises and equipment, net                               290             (919)            (644)
                                                                          --------        ---------         --------
                 Net cash provided by/(used in) investing activities        57,985           44,356          (13,019)
                                                                          --------        ---------         --------


Cash flows from financing activities

Net increase/(decrease) in demand and savings deposits                     (81,848)        (141,077)          31,531
Net increase/(decrease) in time certificates of deposit                      2,202          (13,473)          (2,980)
Proceeds from exercise of stock options and director warrants                  260              224              133
Cancellation of warrants previously issued                                      --               --             (115)
Cash dividend paid                                                              --               --             (641)
                                                                          --------        ---------         --------
                 Net cash provided (used) by financing activities          (79,386)        (154,326)          27,928
                                                                          --------        ---------         --------

Net increase (decrease) in cash and cash equivalents                        (9,549)        (100,672)          21,523
Cash and cash equivalents at beginning of year                              55,989          156,661          135,138
                                                                          --------        ---------         --------
Cash and cash equivalents at end of year                                  $ 46,440        $  55,989         $156,661
                                                                          ========        =========         ========



Supplemental disclosure of cash flow information

Cash paid during the year:
        Interest                                                          $  4,179        $   5,525         $  9,220
        Taxes                                                                   --              836            2,695
Supplemental disclosure of noncash investing activities:
        Loans transferred to OREO                                            1,503            2,577            4,852


  The accompanying notes are an integral part of these consolidated financial statements.



Notes to Consolidated Financial Statements
CU Bancorp and Subsidiary
December 31, 1993
(Amounts in thousands unless otherwise specified)

1. Summary of significant accounting policies -

CU Bancorp, a bank holding company (the Company), is a California corporation. The accounting and reporting policies of the Company and its subsidiary conform with generally accepted accounting principles and general practice within the banking industry. The following comments describe the more significant of those policies.

(a) Principles of consolidation -
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, California United Bank N.A. (the
Bank), a national banking association. All significant transactions and accounts between the Company and the Bank have been eliminated in the consolidated financial statements.

(b) Securities portfolio -
The Bank's securities portfolio consists of Held for Investment and Held For Sale. Securities are segregated in accordance with management's intention regarding their retention. In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that an entity classify and account for its investments in equity securities that have readily determinable fair values and for all of its investments in debt securities as either trading, available for sale, or held to maturity, and report these investments at fair value or amortized cost as stipulated by SFAS 115. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1993. Complying with SFAS 115 in 1993 had no material impact on the financial position or results of operations of the Bank.

The Bank has the intent and ability to hold Investment Securities until maturity. Securities in this classification are carried at cost, adjusted for amortization of premiums and accretion of discounts on a straight-line basis. This approach approximates the effective interest method. Gains and losses recognized on the sale of Held for Investment securities are based upon the adjusted cost and determined using the specific identification method.

Held For Sale securities consist of those which management has the willingness to sell under certain conditions. These securities are carried at current market value with unrealized gains or losses recognized as a tax affected adjustment to capital in the statements of financial condition and in the statements of shareholders' equity. At December 31, 1993, there were no Securities Held for Sale.

(c) Loans --
Loans are carried at face amount, less payments collected, the allowance for loan losses, and net unamortized deferred fees. Interest on loans is accrued monthly on a simple interest basis. The general policy of the Bank is to discontinue the accrual of interest and transfer loans to nonaccrual (cash basis) status when reasonable doubt exists with respect to the timely collectibility of such interest. Payments on nonaccrual loans are accounted for using a cost recovery method.

Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can reasonably be anticipated. Management considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the allowance. The allowance is based on estimates and ultimate losses may differ from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are charged to earnings in the period in which they become known. The allowance is increased by provisions charged to operating expenses, increased for recoveries of loans previously charged-off, and reduced by charge-offs.

In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 addresses the accounting by creditors for impairment of certain loans. It is applicable to all homogeneous loans that are collectively evaluated for impairment, and may impact how the Bank is currently reporting the loans and the loan loss reserves. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1994. Management plans to adopt SFAS 114 in the first quarter of 1995. Management does not expect that adoption of this statement will have a material impact on the financial position or results of operations of the Bank.

(d) Mortgage Banking Division --
The bank's real estate Mortgage Banking Division became operational in 1988. The mortgage origination operation was sold November 10, 1993. The Bank retained the warehouse inventory and the mortgage servicing portfolio, and will continue to originate mortgage loans that fit within its revised business strategy of relationship based commercial banking. Until all warehouse inventory is sold the Bank will carry the first trust deed loans generated and held for sale by this operation at the lower of aggregate cost or market. As of December 31, 1993 and 1992, cost approximated market value.

During 1993, 1992, and 1991, the Bank capitalized $207, $821, and $626, respectively, in connection with the right to service real estate mortgage loans originated in that operation. This excess servicing asset, included in other assets, was initially capitalized at its discounted present value and amortized over a period of five to seven years. When prepayments of loans serviced occur, any remaining servicing asset associated with the loan is charged to operations in the year of occurrence. Amortization for 1993, 1992, and 1991, was $983, $1,504, and $1,003, respectively.

(e) Premises and equipment --
Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of the asset. Amortization is computed on the straight-line method over the useful life of leasehold improvements or the remaining term of the lease, whichever is shorter.

(f) Other real estate owned --
Other real estate owned, acquired through direct foreclosure or deed in lieu of foreclosure, is carried at the lower of cost or estimated fair value. When a property is acquired, any excess of the loan balance over market or the estimated fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are included in other operating expenses in the period in which they become known. Gains or losses on sales are recorded in conformity with standards which apply to accounting for sales of real estate. Other real estate owned, net of reserves, amounted to $920 at December 31, 1993. The bank owned no properties classified as Other Real Estate Owned as of December 31, 1992.

In substance foreclosure ("ISF") assets are included in loans and are carried at the lower of cost or estimated fair value. When a property is classified ISF, any excess of the loan balance over market or the estimated fair value is charged to the allowance for loan losses. Expenses related to these assets are included in other operating expenses in the period in which they are incurred. In substance foreclosures were $1,000 at December 31, 1993 down 79% from $4,652 at December 31, 1992.

(g) Interest rate swap and floor agreements --
From time to time, the Bank may enter into interest rate swap or floor agreements in the management of its interest rate exposure. Net interest settlements on interest rate swap and floor agreements are accrued as an adjustment to interest income or expense.

(h) Income taxes --
As discussed in Note 8, effective January 1, 1993, the Bank adopted SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Prior to January 1, 1993, the deferred income tax expenses or credits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing federal income tax returns at income tax rates in effect when the difference arose.

(i) Earnings per share (amounts in whole numbers) --
Earnings per share are computed based on the weighted average number of shares and common stock equivalents outstanding during each year (4,489,861 in 1993, 4,317,913 in 1992, and 4,348,856 in 1991). Common stock equivalents include the number of shares issuable on the exercise of outstanding options and warrants reduced by the number of shares that could have been purchased with the proceeds from the exercise of the options and warrants plus any tax benefits, based on the average price of common stock.

(j) Statement of cash flows--
The Company presents its cash flows using the indirect method and reports certain cash receipts and payments arising from customer loans and deposits, and deposits placed with other financial institutions on a net basis. Generally, federal funds are sold for one-day periods.

(k) Post-retirement benefits--
The Company provides no post-retirement benefits. Accordingly, the accounting prescribed by SFAS 106 "Accounting for Post-Retirement Benefits" has no effect on the Company's consolidated financial statements.

(l) Reclassifications --
Certain prior year amounts have been reclassified to conform with the 1993 presentation.

2. Average Federal Reserve balances --

The average cash reserve balances required to be maintained at the Federal Reserve Bank were approximately $8.7 million and $16.4 million for the years ended December 31, 1993 and 1992, respectively.

3. Securities portfolio --

A summary of the securities portfolio at December 31, 1993 and 1992, is as follows:

                                                       Gross       Gross
                                             Book    Unrealized  Unrealized   Market
                                             Value     Gains       Losses     Value
                                            -------  ----------  ---------- --------
   1993
   U.S. Treasury securities                 $57,822      $80       $(259)    $57,643
   U.S. Government agency securities         29,029       --          --      29,029
   State and municipal bonds                    750       34          --         784
   Federal Reserve Bank stock                   433       --          --         433
                                            -------     ----       -----     -------
   Total investment portfolio               $88,034     $114       $(259)    $87,889
                                            =======     ====       =====     =======

   1992
   U.S. Treasury securities                 $16,355     $118          --     $16,473
   U.S. Government agency securities         25,464       24        (450)     25,038
   State and municipal bonds                    750        4          --         754
   Mortgage-backed securities                    16       13          --          29
   Federal Reserve Bank stock                   433       --          --         433
                                            -------     ----       -----     -------
   Total investment portfolio               $43,018     $159       $(450)    $42,727
                                            =======     ====       =====     =======

Securities with a book value of $27,093 and $20,171 were pledged as of December 31, 1993 and 1992, respectively, to secure court deposits and for other purposes as required or permitted by law. Included in interest income in 1993, 1992, and 1991, is $33, $43, and $106, respectively, of interest from tax-exempt securities.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The book and market value of Held for Investment securities as of December 31, 1993, by maturity, are shown below.

                                                     Weighted
                                            Book     Average    Market
                                            Value      Rate     Value
                                            -----    --------   ------
  Due in one year or less                  $46,051     3.5%     $46,094
  Due  after one through five years         40,801     4.2       40,578
  Due after five years                       1,182     7.1        1,217
                                           -------     ---      -------
                                           $88,034     3.9%     $87,889
                                           =======     ===      =======

At December 31, 1993, there were no Held For Sale securities.  A summary of
Held For Sale securities as of December 31, 1992, is shown below. These securities had gross unrealized gains of $47 and gross unrealized losses of $30.

                                                              Book                Market
                                                              Value               Value
                                                              -----               ------
         Due in one year or less                             $27,682              $27,680
         Due after one through five years                     14,024               14,043
                                                              ------               ------
         Securities Held for sale                            $41,706              $41,723
                                                             =======              =======

Proceeds from the sales, calls and maturities of debt securities during 1993, 1992, and 1991 were $78,545, $93,986, and $46,502, respectively. Gains of $77,
$755, and $22 were realized on those sales. There were no realized losses on sales in 1993, 1992, and 1991.

4. Loans --

The loan portfolio, net of unamortized deferred fees of $492 at December 31, 1993, and $444 at December 31, 1992, consisted of the following:

                                                                December 31,
                                                    -----------------------------------
                                                       1993                      1992
                                                       ----                      ----
Commercial and industrial loans                     $120,513                   $118,575
Real estate loans -- held for sale                    10,426                     40,167
Real estate loans -- mortgages                         8,496                     40,311
Real estate loans -- construction                      1,226                      2,392
Other loans                                                0                      1,184
                                                    --------                   --------
                                                     140,661                    202,629
Less - Allowance for loan losses                      (6,513)                   (12,986)
                                                    --------                   --------
                                                     134,148                    189,643
Term Federal funds sold                                    0                      4,000
                                                    --------                   --------
Net loans                                           $134,148                   $193,643
                                                    ========                   ========

Total non-performing loans were $1,378 and $13,630 at December 31, 1993 and 1992, respectively. This includes nonaccrual in substance foreclosures of $1,000 and $4,652, at December 31, 1993 and 1992, respectively. Interest income, which would have been recognized had nonaccrual loans and insubstance foreclosures been current, amounted to $469, $780, and $590, in 1993, 1992, and 1991, respectively.

An analysis of the activity in the allowance for loan losses is as follows:

                                                           1993                 1992                 1991
                                                           ----                 ----                 ----
         Balance, beginning of period                     $12,986              $12,367              $ 4,128
         Loans charged off                                (10,749)             (17,800)              (6,900)
         Recoveries on loans previously charged off         3,826                1,329                  872
         Provision for loan losses                            450               17,090               14,267
                                                          -------              -------              -------
         Balance, end of period                           $ 6,513              $12,986              $12,367
                                                          =======              =======              =======

5.  Loans to related parties --

An analysis of the activity with respect to aggregate loan balances for loans to related parties (directors and their affiliates) is as follows:

                                  Balances at         New Loans and                              Balances at
                               December 31, 1993         Additions          Repayments        December 31, 1992
                               -----------------      -------------         ----------        -----------------
         Directors -
             Direct                  $0                   $0                    $0                 $1,784
             Indirect                 0                    0                     0                  1,732
                                     --                   --                    --                 ------
              Total                  $0                   $0                    $0                 $3,516
                                     ==                   ==                    ==                 ======

All related party loans were current as to principal and interest payments as of December 31, 1993. In management's opinion, these loans were made in the ordinary course of business at prevailing rates and terms. There were no loans to executive officers at December 31, 1993 and 1992, or at any time during the years then ended.

In addition to the amounts noted above, at December 31, 1992, the Bank had charged off loans, and a letter of credit totaling $1,300 and $650, respectively, to a former director and another party.

During 1992 and 1993, the Bank initiated legal actions to recover these amounts on which the obligors are a former director and another unaffiliated person.
In addition, the Bank sued certain former officers and directors of the Bank in connection with this matter. While the Bank is continuing to pursue the unaffiliated party, it has entered into a settlement of the litigation with the former director and officers which resulted in recovery of $766 thousand (some of which will be applied to legal costs in collection and to accrued interest) during 1993. Another $325 thousand is expected during the first quarter of 1994. In addition, the settlement included potential long term payments of up to an additional $500 thousand subject to offset for certain payments. While this long term payment is secured by certain collateral, because an unrelated financial institution holds a trust deed and has commenced foreclosure proceedings on the underlying property, the Bank considers this to be unsecured and there is no assurance that the full amount will actually be recovered.

6.  Premises and equipment --

Book value of premises and equipment are as following.

                                                              December 31,
                                                           ------------------
                                                            1993        1992
                                                           ------      ------
Furniture, fixtures and equipment                          $3,382      $4,171
Leasehold improvements                                        608       1,051
                                                           ------      ------
Cost                                                        3,990       5,222
Less - accumulated depreciation and amortization            3,066       3,187
                                                           ------      ------
Net Book Value                                             $  924      $2,035
                                                           ======      ======

The amounts of depreciation included in other operating expenses and amortization included in occupancy expense were $821 in 1993, $772 in 1992, $668 in 1991, and are based on estimated asset lives of 3 to 10 years for furniture, fixtures, and equipment, and the lease term for leasehold improvements.

The Bank leases facilities under renewable operating leases. Rental expense for premises included in occupancy expenses were $1,133 in 1993, $1,011 in 1992, and $857 in 1991. As of December 31, 1993, the approximate future lease payable under the lease commitments is as follows.

Year ended December 31, --
1994                                                  $1,101
1995                                                     820
1996                                                     736
1997                                                     720
1998                                                     720
Thereafter                                               901
                                                      ------
                                                      $4,998
                                                      ======

7.  Disclosures about Fair Value of Financial Instruments

Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract that both imposes contractual obligations and rights to exchange cash, and/or other financial instruments on the parties to the transaction.

For cash and cash equivalents, floating rate loans and deposits with no contractual maturity date, the carrying value is considered a reasonable estimate of fair value. Where active and liquid markets exist, fair value indications per individual trading unit can be obtained. A modeling tool which calculated discounted cash flows was used to estimate fair value for other financial instruments. The model used discount rates that included current market rates adjusted for approximated credit risk, operating costs and interest rate risk inherent in the instruments. The net book value and fair value of financial instruments as of December 31, 1993, and 1992, were as follows:

                                  Balances as of December 31, 1993        Balances as of December 31, 1992
                                  --------------------------------        --------------------------------
                                   Book Value,         Estimated           Book Value,         Estimated
                                       Net             Fair Value              Net             Fair Value
                                   ----------          ----------          -----------         ----------
Cash & Due From Banks               $ 18,440            $ 18,440            $ 55,989            $ 55,989
Federal Funds Sold                    28,000              28,000                  --                  --
Securities                            88,034              87,889              84,724              84,450
Loans                                134,148             143,402             193,643             205,770
Deposit Liabilities                  238,928             238,928             318,574             318,574
Other Borrowed Money                   6,698               6,698               8,648               8,648
Off Balance Sheet Items                   --                  --                 --                1,705
Core Deposit Intangible                   --              10,200                 --               11,708

Estimations of fair value of financial instruments are subject to significant estimate because active and liquid markets do not exist for a majority of them. The estimates pertain to financial conditions, risk characteristics, expected future losses, and market interest levels, among other factors, and if changed could have a significant impact on them. The resulting presentations of estimated fair value is not necessarily indicative of the value realizable in an actual exchange of financial instruments.

8.  Income taxes -

The Bank changed its method of accounting for income taxes on January 1, 1993, and adopted SFAS 109, "Accounting for Income Taxes." SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes, and changes the criteria for the recognition and measurement of deferred tax assets and liabilities, including net operating loss carryforwards.

The effect on the Bank of adopting SFAS 109 was the recognition of a deferred tax asset, which was offset by deferred tax liabilities and a valuation allowance, with no resulting change to the financial position of the Bank. As of December 31, the temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                                 1993
                                                             ------------
Allowance for loan losses                                       $2,742
Deferred loan fees                                                 221
Depreciation                                                        83
Other expense accruals                                             646
State loss carryforward                                            395
Amortization of mortgage servicing asset                             0
State tax expense                                                 (428)
Other                                                                4
Valuation allowance                                             (1,132)
                                                                ------
Net deferred tax asset                                          $2,531
                                                                ======

The provisions (benefits) for income taxes consisted of the following:

                                                 1993                 1992                 1991
                                               -------              -------              --------
         Current
            Federal                             $  (89)             $(1,415)              $   817
            State                                    2                   --                   183
                                                ------              -------               -------
                                                   (87)              (1,415)                1,000
                                                ------              -------               -------
         Deferred -
            Federal                              1,268               (2,750)               (2,758)
            State                                  242                 (104)                 (497)
                                                ------              -------               -------
                                                 1,510               (2,854)               (3,255)
                                                ------              -------               -------
                                                $1,423              $(4,269)              $(2,255)
                                                ======              =======               =======

The provisions (benefits) for income taxes varied from the Federal statutory rate of 34% for 1993, 1992, and 1991, for the following reasons:


                                                  1993                         1992                         1991
                                                  ----                         ----                         ----
                                           Amount        Rate           Amount        Rate           Amount        Rate
                                           ------        ----           ------        ----           ------        ----
Provisions (benefit) for income at         $1,198        34.0%         $(4,236)      (34.0)%        $(2,003)      (34.0)%
   statutory rate
Interest on state and municipal bonds
   and other tax exempt transactions          (25)       (0.7)             (15)       (0.1)             (38)       (0.7)
State franchise taxes, net of federal
   income tax benefit                         256         7.3             (103)       (0.9)            (208)       (3.5)
Other, net                                     (6)       (0.2)              85         0.7               (6)         --
                                           ------        ----          -------       -----          -------       -----
                                           $1,423        40.4%         $(4,269)      (34.3)%        $(2,255)      (38.2)%
                                           ======        ====          =======       =====          =======       =====

At December 31, 1992, the Company had a California Franchise Tax carryforward of $256, with an estimated additional $3.3 million California operating loss carryforward being generated in 1993. These carryforwards expire in the years 1997 and 1998. The Company had current tax receivable balances totaling $565 and $4,194 as of December 31, 1993 and 1992, respectively, which are included in other assets.

The valuation allowance for deferred tax assets is recorded to reduce the deferred tax assets to the amounts that are more likely than not to be realized. State loss carryforwards and deferred tax assets that might require multiple years income in order to be realized are included in this allowance.

9.  Shareholders' Equity (number of shares in whole numbers) -

The Company has three employee stock option plans. The plans authorize the issuance of up to 400,075, 350,000, and 180,000 shares of common stock, and expire in 1993, 1995, and 2003, respectively. Options are granted at a price not less than the fair market value of the stock at the date of grant. Options under these plans expire up to ten years after the date of grant. The options granted under the 1983 plan are incentive stock options, as defined in the Internal Revenue

Code. The options granted under the 1985 plan can be either incentive stock options or non-qualified options. There is a $100 thousand limitation on the value of the stock covered by incentive stock options which may be granted or become exercisable in any calendar year. Any options in excess of this amount must be non-qualified options.

In 1987, a special stock option plan was approved that is limited to directors of the Company and provides for the issuance of 120,960 shares of common stock. The plan expires in 1997. Options granted under the plan are non-qualified stock options. Each of the directors of the Company, at the time the special stock option plan was approved, received stock options to purchase 15,120 shares at $5.78 per share, which was in excess of the then prevailing market price. In 1993, 12,096 non-qualified stock options under the special stock option plan were exercised at a price of $5.79 per share. Options expire 10 years after the date of grant. During 1992, 30,240 shares expired.

The following information is presented concerning the stock option plans as of December 31, 1993:

                                                                                                       Number of Shares
                                                     Shares Subject to        Range of Exercise           Exercisable
                                                     -----------------        -----------------           ----------
                                                          Option                   Prices
                                                          ------                  ------
  Plan Expiring May 10, 1993
  Non-qualified stock options                                   0             $5.00 - $13.13                 9,806
  Plan Expiring October 22, 1995
  Non-qualified stock options                             261,516             $4.41 - $15.63                39,106
  Plan Expiring December 17, 2003
  Non-qualified stock options                             180,000                   ---                        ---
  Special Stock Option:
  Non-qualified stock options                              45,360                  $5.78                    45,360

During 1993, no incentive stock options under the 1983 plan were exercised and 45,360 non-qualified stock options under the 1985 plan were exercised at prices ranging between $3.64 and $4.46 per share.

All shares subject to option under the 1985 plan were granted from 1987 to 1993, and those granted under the special stock option plan were granted in 1987.

In 1984, certain members of the Board of Directors were granted warrants to purchase up to 360,067 shares of common stock at $4.17 per share, primarily for guaranteeing a capital note issued by the Company. These warrants became exercisable when the capital note was paid off in 1987, therefore all outstanding warrants are currently exercisable.

The stock options and warrants have been retroactively adjusted to reflect stock splits and stock dividends.

10. Financial instruments with off-balance sheet risk and commitments and contingencies --

The consolidated statements of financial condition do not reflect various commitments relating to financial instruments which are used in the normal course of business. Management does not anticipate that the settlement of these financial instruments will have a material adverse effect on the Bank's financial position. These instruments include commitments to extend credit, standby and commercial letters of credit, and interest rate floor and swap agreements.

These financial instruments carry various degrees of credit and market risk. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Market risk is the possibility that future changes in market prices may make a financial instrument less valuable.

The Bank primarily grants commercial and real estate loan commitments to customers in the greater Los Angeles area. The contractual amounts of commitments to extend credit and standby and commercial letters of credit represent the amount of credit risk. Since many of the commitments and letters of credit are expected to expire without being drawn, the contractual amounts do not necessarily represent future cash requirements. For interest rate floor and swap agreements, the notional amounts do not represent exposure to credit loss.

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Bank evaluates the creditworthiness of each customer. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based upon management's evaluation. Collateral held varies, but may include securities, accounts receivable, inventory, personal property, equipment, and income-producing commercial or residential property.

Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets.

Interest rate swaps and floors may be created to hedge certain assets and liabilities of the Bank. These transactions involve either an exchange of fixed or floating rate payment obligations on an underlying notional amount. In the case of a rate floor, there is a guaranteed payment of a rate differential on a notional amount, should a specific market rate fall below a specific agreed upon level. Credit risk related to interest rate swaps is limited to the interest receivable from the counterparty less the interest owed that party or, in the case of rate floors, to interest receivable on the differential between the specific rate contracted in the floor agreement and actual rates in effect at various settlement dates. Market risk fluctuates with interest rates.

The following is a summary of various financial instruments with off-balance sheet risk at December 31, 1993 and 1992:

     Amounts in millions of dollars                 1993               1992
                                                    ----               ----
     Standby letters of credit                      $ 3                $  8
     Loan commitments                                --                   6
     Undisbursed loans                               48                  36
     Interest rate floor agreements                   1                   1
     Interest rate swap agreements*                   0                 100
*Notional amounts

On January 24, 1991, the Bank entered into a $100 million rate swap agreement with a correspondent in order to hedge its net interest sensitive asset position from anticipated rate declines. Terms of the agreement called for the Bank to receive 9.50% from January 24, 1991, through June 29, 1991, and 9.06% through June 30, 1992. In exchange, the Bank was required to pay the average daily prime rate. Settlement commenced June 30, 1991, with quarterly settlements thereafter. During 1991, benefits amounting to $313 were realized. This amount is included in interest income. In July 1991, anticipating a reversal of further interest rate decline, the Bank's management decided to unwind the swap, thereby receiving a premium of $310. This unwind premium is included in other operating revenues.

In response to continued economic declines and anticipating further rate declines, the Bank entered into a second rate swap agreement effective October 8, 1991, for another $100 million. Terms of this second agreement were that the Bank would receive a fixed rate of 8.18% over two years in exchange for paying the average prime rate. Accrued benefits from this transaction amounted to $1,726, $1,927 and $141 in 1993, 1992, and 1991, respectively, and are included in interest income. At December 31, 1992, and 1991, the market values of this instrument were $ 1.7 million and $1.9 million, respectively, net of accrued interest. Amounts due the Bank or counterparty were settled quarterly. This agreement expired on October 8, 1993.

On January 20, 1991, the Bank established a revolving line of credit with an investor in the amount of $20 million. This credit facility was established to counter potential liquidity shortfalls between the time mortgage loans are funded and sold to third parties. Advances on the facility carried a rate of interest equal to the weekly average closing Federal funds rate plus 122 basis points and are collateralized by the Bank's mortgage loans held for resale.
For maintaining this facility, the Bank was charged a fee of 1/4 of 1% per annum on the unused portion. This revolving credit expired unused during 1991.

In the normal course of business, the Company occasionally becomes a party to litigation. See footnote 13.

11. Other operating expenses --

Other operating expenses included the following:

                                                         1993             1992             1991
                                                         ----             ----             ----
    Promotional expenses                               $   393           $   494         $   448
    Data processing for customers                          920             3,030           4,407
    Director and advisory fees                             146               233             340
    Legal fees                                           1,370             1,065             909
    Messenger services                                     583               746             800
    Other data processing fees                             455               468             441
    Regulatory assessments                                 946             1,011             957
    Expenses for other real estate owned                   234             2,737           2,522
    Amortization of mortgage servicing rights              983             1,504           1,003
    Occupancy expense                                    1,333             1,447           1,231
    Reserve for branch relocation                          447                --              --
    Other                                                5,860             4,023           3,217
                                                       -------           -------         -------
    Total operating expenses                           $13,670           $16,758         $16,275
                                                       =======           =======         =======

During the fourth quarter of 1993, the Bank relocated its Beverly Hills office to more cost effective space in West Los Angeles. Expenses of $447 were recorded in 1993 to provide for the move and the remaining leasehold expenses on the old location.

12.  Condensed financial information of CU Bancorp --

At December 31, 1993 and 1992, the Condensed Unconsolidated Balance Sheets of the Company are as follows:

                                                         December 31,
                                                         ------------
                                                       1993        1992
                                                       ----        ----
Balance Sheets
   Cash                                              $   343     $   165
   Prepaid expenses                                        0          14
   Investment in California United Bank N.A.          26,720      24,453
                                                     -------     -------
      Total assets                                   $27,063     $24,632
                                                     =======     =======
   Other liabilities                                 $    73     $     0
   Shareholders' equity                               26,990      24,632
                                                     -------     -------
      Total liabilities and shareholders' equity     $27,063     $24,632
                                                     =======     =======

For the years ended December 31, 1993, 1992, and 1991, the Condensed Unconsolidated Statements of Income of the Company are as follows:

                                             For the years ended December 31,
                                             --------------------------------
                                              1993        1992         1991
                                              ----        ----         ----
Statements of Income
   Equity in earnings/(loss) of the Bank     $2,265     $(7,986)     $(3,401)
   Operating expenses                           167         204          236
                                             ------     -------      -------
      Net income/(loss)                      $2,098     $(8,190)     $(3,637)
                                             ======     =======      =======

For the years ended December 31, 1993, 1992, and 1991, the Condensed Unconsolidated Statements of Cash Flows are as follows:

Statement of Cash Flows                                     For the years ended December 31,
                                                            --------------------------------
                                                             1993         1992         1991
                                                             ----         ----         ----
Net income/(loss)                                          $ 2,098      $(8,190)     $(3,637)
Adjustments to reconcile net income/(loss) to net cash
  provided by operations:
    Equity in earnings of subsidiaries                      (2,265)       7,986        3,401
    Other                                                       85           26         (131)
                                                           -------      -------      -------
Net cash provided by operating activities                      (82)        (178)        (367)
    Dividends received from subsidiary                          --           --          920
    Dividends paid                                              --           --         (643)
    Proceeds from exercise of stock options and
      director warrants                                        260          223          134
                                                           -------      -------      -------
Net increase/(decrease) in cash and cash equivalents           178           45           44
Cash and cash equivalents - beginning of the year              165          120           76
                                                           -------      -------      -------
Cash and cash equivalents at end of year                   $   343      $   165      $   120
                                                           =======      =======      =======

Under National banking law, the Bank is limited in its ability to declare dividends to the Company to the total of its net income for the year, combined with its retained net income for the preceding two years less any required transfers to surplus. The effect of this law is to preclude the bank from declaring any dividends at December 31, 1993 and 1992. Dividends paid by the Bank during 1991 amounted to $920. No dividends were declared in 1993 or 1992, consistent with the Bank's supervisory agreements.

13.  Legal Matters

In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, other than as set forth below, pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations.

The Bank is a defendant in multiple lawsuits related to the failure of two real estate investment companies, Property Mortgage Company, Inc., ("PMC") and S.L.G.H., Inc. ("SLGH"). The lawsuits, consist of a federal action by investors in PMC and SLGH (the "Federal Investor Action"), at least three state court actions by groups of Investors (the "State Investor Actions"), and an action filed by the Resolution Agent for the combined and reorganized bankruptcy estate of PMC and SLGH (the "Neilson" Action). An additional action was filed by an individual investor and his related pension and profit sharing plans (the "Individual Investor Action").

Other defendants in these multiple actions and in related actions include financial institutions, title companies, professionals, business entities and individuals, including the principals of PMC and SLGH. The Bank was a depositary bank for PMC, SLGH and related companies and was a lender to certain principals of PMC. The Bank denies any participation in the sale of the interests which are the principal gravamen of the complaints.

Plaintiffs allege that PMC/SLGH was or purported to be engaged in the business of raising money from investors by the sale and issuance of interests in promissory notes secured by trust deed and real property notes secured, or purported to be secured, by real property. Plaintiffs allege that false representations were made, and the investment merely constituted a "Ponzi" scheme. Other charges relate to the Bank's conduct with regard to the depositary accounts, the lending relationship with the principals and certain collateral taken in conjunction with these loans. The lawsuits allege inter alia violations of federal and state securities laws, fraud, negligence, breach of fiduciary duty, and conversion as well as conspiracy and aiding and abetting counts with regard to these violations. The Bank denies the allegations of wrongdoing.

Damages in excess of $100 million have been alleged, and compensatory and punitive damages have been sought generally against all defendants, although no specific damages have been prayed for with regard to the Bank, nor has there been any apportioning of liability among defendants or attributable to the various claims asserted. A former officer and director of the Bank has also been named as a defendant.

Despite the complexity of the case and the length of time the actions have been on file, very little discovery has been taken. The Federal Investor and the
Neilson Actions are proceeding slowly.   The Federal Court in that case denied
the plaintiff's request for class certification for litigation purposes but granted such certification for settlement purposes, at least as to one unrelated defendant. As a result of the denial of the class action status, the plaintiffs filed the State Investor Actions in the Los Angeles County Superior Court. The Neilson Action remains in the United States District Court for the Central District of California.

During 1993, the Bank filed a motion to dismiss racketeering ("RICO") claims in the Federal Investor Action, originally stated, which motion was granted.

In early 1994, the Bank's motion for a summary judgment in the Individual Investor Action was granted, thereby dismissing the case as to the Bank, subject to appeals of that decision. That case primarily included allegations regarding the Bank's aiding and abetting the sale of securities by PMC and SLGH and state securities claims with regard thereto. It did not make claims with regard to the Bank's depositary or lending relationships with PMC, SLGH or the principal thereof. No officer or director of the Bank was named in that case.

The Bank and its former officer have filed claims with insurance carriers for coverage regarding the remaining litigation. The attorneys for the Investor and Neilson Actions have made a settlement demand on the Bank and its former officer for payment of full policy limits by certain insurance carriers.

On the basis of the current pleadings, no carriers have accepted or acknowledged coverage, but are continuing to monitor the cases. It is anticipated that further pleadings and supplemental presentations will clarify the plaintiffs' claims and the applicability of insurance coverage. The Bank believes that should insurance be available to its officers and directors, that the applicable deductible will be between $500,000 and $1,000,000, and that the maximum coverage available will be $10,000,000. The applicable policies are reimbursement policies and do not provide any defense or legal fees coverage at this time. Notwithstanding this, one of the insurers has indicated its intention to take over (and assume the cost of) the defense of the director/officer named in the litigation, subject to a reservation of rights, and subject to a statement that it is not obligated to do so.

Based on the limited discovery to date, the Bank is not aware of any factual basis for the plaintiffs' allegations of intentional wrongdoing by the Bank or its former officer. The Bank officers involved in the subject matter deny these allegations. The Bank believes that the litigation is an attempt to recover from solvent defendants and their insurers for the alleged wrongdoing of the PMC/SLGH entities.

Settlement negotiations are ongoing among all the parties to the lawsuits. In the event of a failure of these negotiations, the Bank intends to vigorously contest the charges, and believes it has meritorious legal and factual defenses assertable in connection with the same.

14.  Regulatory Matters

On November 2, 1993, the Office of the Comptroller of the Currency ("OCC"), after completion of their annual examination of the Bank, terminated the Formal Agreement entered into in June, 1992. In December 1993, the Fed terminated the Memo of Understanding entered into in August, 1992.

The Formal Agreement had been entered into in June 1992 and required the implementation of certain policies and procedures for the operation of the Bank to improve lending operations and management of the loan portfolio. The Formal Agreement required the Bank to maintain a Tier 1 Risk Weighted Capital ratio of 10.5% and a 6.0% Tier 1 Leverage Ratio. The Formal Agreement mandated the adoption of a written program to essentially reduce criticized assets, maintain adequate loan loss reserves and improve bank administration, real estate appraisal, asset review management and liquidity policies, and restricted the payment of dividends.

The agreement specifically required the Bank to: 1) create a compliance committee; 2) have a competent chief executive officer and senior loan officer, satisfactory to the OCC, at all times; 3) develop a plan for supervision of management; 4) create and implement policies and procedures for loan administration; 5) create a written loan policy; 6) develop and implement an asset review program; 7) develop and implement a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, and review the adequacy of the Allowance; 8) eliminate criticized assets; 9) develop and implement a written real estate appraisal policy; 10) obtain and improve procedures regarding credit and collateral documentation; 11) develop a strategic plan; 12) develop a capital program to maintain adequate capital (this provision also restricts the payment of dividends by the Bank unless (a) the Bank is in compliance with its capital program; (b) the Bank is in compliance with 12 U.S.C. Section 55 and 60 and (c) the Bank receives the prior written approval of the OCC District Administrator); 13) develop and implement a written liquidity, asset and liability management policy; 14) document and support the reasonableness of any management and other fees to any director or other party; 15) correct violations of law; and 16) provide reports to the OCC regarding compliance.

The Memorandum of Understanding was executed in August 1992 and required 1) a plan to improve the financial condition of CU Bancorp and the Bank; 2) development of a formal policy regarding the relationship of CU Bancorp and the Bank, with regard to dividends, inter-company transactions, tax allocation and management or service fees; 3) a plan to assure that CU Bancorp has sufficient cash to pay its expenses; 4) ensure that regulatory reporting is accurate and submitted on a timely basis; 5) prior approval of the Federal Reserve Bank prior to the payment of dividends; 6) prior approval of the Federal Reserve Bank prior to CU Bancorp incurring any debt and 7) quarterly reporting regarding the condition of the Company and steps taken regarding the Memorandum of Understanding.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURES

                 NONE.

PART III


Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                 Except as hereinafter noted, the information concerning directors and executive officers of the Company will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning the executive officers of the Company, see Item 4 (A) "EXECUTIVE OFFICERS OF THE COMPANY".

Item 11.         EXECUTIVE COMPENSATION

                 Information concerning executive compensation will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Information concerning security ownership of certain beneficial owners and management will be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED MATTERS

                 Information concerning certain relationships and related matters will be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                 FORM 8-K



10.      Material Contracts                                                       Page
                                                                                  ----

         10.1    CU Bancorp 1993 Employee Stock Option Plan                         54

         10.2    CU Bancorp 1993 Employee Stock Option Plan/ Incentive Stock
                 Option Agreement                                                   60

         10.3    CU Bancorp 1993 Employee Stock Option Plan/ Non Qualified
                 Stock Option Agreement                                             63

21.     Subsidiaries of the Registrant                                              66

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1994             C U  BANCORP




                                  By           STEPHEN G. CARPENTER
                                      ---------------------------------------
                                      Stephen G. Carpenter
                                      President and Chief
                                      Executive Officer


                                  By              PATRICK HARTMAN
                                      ---------------------------------------
                                      Patrick Hartman
                                      Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                Date
- ---------                          -----                ----
KENNETH BERNSTEIN
- -----------------------------      Director              March 30, 1994
Kenneth Bernstein


STEPHEN G. CARPENTER
- ------------------------------     Director,            March 30, 1994
Stephen G. Carpenter               President/
                                   Chief Executive
                                   Officer

RICHARD CLOSE
- ------------------------------     Director             March 30, 1994
Richard H. Close                   Secretary



PAUL W. GLASS
- ------------------------------     Director             March 30, 1994
Paul W. Glass



M. DAVID NATHANSON
- ------------------------------     Director             March 30, 1994
M. David Nathanson


RONALD S. PARKER
- ------------------------------     Director             March 30, 1994
Ronald S. Parker


DAVID I. RAINER
- ------------------------------     Director             March 30, 1994
David I. Rainer


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15 (d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         The proxy statement with respect to the annual meeting of the shareholders shall be furnished to shareholder subsequent to the filing of this Form 10-K and shall also be furnished to the Securities and Exchange Commission.

                              INDEX TO EXHIBITS
                              -----------------

10.     Material Contracts                                              Page
                                                                        ----

        10.1    CU Bancorp 1993 Employee Stock Option Plan               54

        10.2    CU Bancorp 1993 Employee Stock Option Plan/Incentive
                  Stock Option Agreement                                 60

        10.3    CU Bancorp 1993 Employee Stock Option Plan/Non Qualified
                  Stock Option Agreement                                 63

21.     Subsidiaries of the Registrant                                   66