Form 10-K/A
period 1993-12-31
CU BANCORP
filed 1994-04-29
CIK 356050

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                     Form 8



                       AMENDMENT TO APPLICATION OR REPORT
                 filed pursuant to Section 12, 13, or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934



                                     CU BANCORP
               -------------------------------------------------
               (Exact name of registrant as specified in charter)



                                AMENDMENT NO. 1


        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:


        Form 10-K for the year ended December 31, 1993 is hereby amended to include Part III, Items 10, 11, 12, and 13.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CU Bancorp
                                       ------------
                                       (Registrant)



                                       By /s/  STEPHEN G. CARPENTER
                                          ---------------------------
                                          Stephen G. Carpenter
                                          Chief Executive Officer



                                       By /s/  PATRICK G. HARTMAN
                                          ---------------------------
                                          Patrick G. Hartman
                                          Chief Financial Officer

Date: April 29, 1994

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table lists the names and certain information concerning the directors of the Company and the Bank as of December 31, 1993.

                                              POSITION AND OFFICE   POSITION AND OFFICE   DIRECTOR OF COMPANY
                                              -------------------   -------------------   -------------------
NAME                             AGE          WITH THE COMPANY      WITH THE BANK         AND BANK SINCE:
- - ----                             ---          ----------------      -------------         ---------------

Stephen G. Carpenter              54          Director,             Director,             1992
                                              President, Chief      Chief Executive
                                              Executive Officer     Officer

Richard H. Close                  49          Director, Secretary   Director, Secretary   1981

Paul W. Glass                     48          Director              Director              1984

M. David Nathanson                64          Director              Director              1981

Jon P. Goodman, Phd.              52          Chairman              Director              1990

David I. Rainer                   37          Director              Director, Chief       1992
                                                                    Operating Officer


        None of the directors or officers of the Company or the Bank were selected pursuant to any arrangement or understanding other than with the directors and officers of the Company and the Bank acting in their capacities as such. There are no family relationships between any two or more of the directors, officers, or persons nominated or chosen by the Board of Directors to become a director or officer and none serve as directors of any company required to report under the Securities Exchange Act of 1934, as amended, or any investment company registered under the Investment Company Act of 1940, as amended.

        Set forth below are brief summaries of the background and business experience, including principal occupation, of the directors as of December 31, 1993.

        STEPHEN G. CARPENTER, joined the Bank in 1992 from Security Pacific National Bank where he was Vice Chairman in charge of middle market lending from July 1989 to June 1992. Mr. Carpenter was previously employed at Wells Fargo Bank from July 1980 to July 1989, where he was an Executive Vice President.

        RICHARD H. CLOSE has been a principal in the law firm of Shapiro, Posell, Rosenfeld & Close, a Professional Corporation, in Los Angeles, California, since 1977.

        PAUL W. GLASS is a certified public accountant and has been a principal in the accountancy firm of Glass & Rosen, in Encino, California, since 1980.

        JON P. GOODMAN is the Director of, and a Professor at, the University of Southern California School of Business Administration. She previously held similar posts at the University of Houston, College of Business Administration. She is also a director of Entourage International. Dr. Goodman resigned from the Board of Directors of the Company and the Bank as of January 31, 1994.

        M. DAVID NATHANSON was formerly President of Nathanson, Lewis & Harris Advertising until 1989. He is currently retired.

        DAVID I. RAINER was appointed Executive Vice President of the Bank in June 1992 and assumed the position of Chief Operating Officer in late 1992. He assumed the title of President of the Bank in February, 1994. From July 1989 to June 1992, Mr. Rainer was employed by Bank of America (Security Pacific National Bank) where he held the position of Senior Vice President. From March 1989 to July 1989, Mr. Rainer was a Senior vice President at Faucet & Company, where he co-managed a stock and bond portfolio. From July 1982 to March 1989, Mr. Rainer was employed by Wells Fargo Bank, where he held the positions of Vice President and Manager.

        No director, officer or affiliate of the Company or of the Bank, no owner of record or beneficially of more than five percent of any class of voting securities of the Company or no associate of any such director, officer or affiliate is a party adverse to the Company or the Bank in any material pending legal proceedings to which the Company or the Bank is a party.


EXECUTIVE OFFICERS

        Set forth below is certain information as of December 31, 1993 with respect to each of the executive officers of the Company.

                                          POSITION AND            POSITION AND
                                          OFFICES WITH THE        OFFICES WITH            OFFICER
 NAME                           AGE       COMPANY                 THE BANK                SINCE
 ----                           ---       -------                 ---------               -----
STEPHEN G. CARPENTER            54        DIRECTOR, PRESIDENT     DIRECTOR, PRESIDENT,    1992
                                          CHIEF EXECUTIVE         CHIEF EXECUTIVE
                                          OFFICER                 OFFICER

DAVID A. RAINER                 37        DIRECTOR                DIRECTOR, CHIEF         1992
                                                                  OPERATING OFFICER

ANNE WILLIAMS                   36        NONE                    CHIEF CREDIT OFFICER    1992

PATRICK HARTMAN                 44        CHIEF FINANCIAL         CHIEF FINANCIAL         1992
                                          OFFICER                 OFFICER


        Set forth below are brief summaries of the background and business experience, including principal occupation, of the executive officers of the Company who have not previously been discussed herein.

        PATRICK HARTMAN has been employed by the Bank since November, 1992. Prior to assuming his present positions he was Senior Vice President/Chief Financial Officer for Cenfed Bank for a period during 1992. Mr. Hartman held the post of Senior Vice President/Chief Financial Officer of Community Bank, Pasadena, California, for thirteen years.

        ANNE WILLIAMS joined the Bank in 1992 as Senior Loan Officer and became Chief Credit Officer in July 1993. Prior to that time she spent five years at Bank of America / Security Pacific National Bank, where she was a credit administrator in asset based lending, for middle market in the Los Angeles Area. Ms. Williams was trained at Chase Manhattan Bank in New York, and was a commercial lender at Societe Generale in Los Angeles and Boston Five Cents Savings Bank where she managed the corporate lending group.

Item 11.         EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS


        The following information is furnished with respect to (i) the chief executive officer of the Corporation and (ii) each of the other most highly compensated executive officers of the Corporation (including officers of the Bank who may be deemed to be executive officers of the Corporation), who were serving as executive officers at December 31, 1993 (the "Named Officers").


                           SUMMARY COMPENSATION TABLE


                                    Annual Compensation                                Long Term
                                                                                       Compensation Awards
- - ----------------------------------------------------------------------------------     ----------------------------


    Name and                                                  Other Annual    Options/   LTIP       All Other
    Principal Position        Year     Salary      Bonus      Compensation    SARs#      Payouts    Compensation
    ------------------        ----     ------      -----      ------------    -----      -------    ------------
Stephen G. Carpenter,         1992     $144,872    $ 50,000   $ 7,000(2)      74,000       0           0
Chief Executive Officer       1993     $250,000    $ 50,000   $12,000(2)      25,000       0           0


David I. Rainer,              1992     $108,333    $ 50,000   $ 5,000(2)      55,000       0           0
Chief Operating Officer       1993     $200,000    $100,000   $12,000(2)      25,000       0           0


Patrick Hartman               1993     $138,000    $0         $ 8,450(2)      20,000       0           0
Senior Vice President
Chief Financial Officer

Anne Williams                 1993     $103,400    $ 25,000   $ 3,000(2)       5,000       0           0
Executive Vice President
Chief Credit Officer

(1) The Company provides memberships in certain clubs for certain executives, the use of which primarily relates to Company business. The value of the personal use, if any, of all such benefits cannot be specifically determined and is not reported in the table.

(2)      Consists of amounts paid for automobile allowances.

STOCK OPTIONS

The following table contains information concerning the grant of stock options during the fiscal year ended December 31, 1993 to the Named Executives:

                  OPTION / SAR GRANTS IN THE LAST FISCAL YEAR

                                                                          POTENTIAL
                                                                          REALIZABLE VALUE AT
                                                                          ASSUMED ANNUAL
                                                                          RATES OF STOCK PRICE
                                                                          APPRECIATION FOR OPTION
INDIVIDUAL GRANTS                                                         TERM
- - ------------------------------------------------------------------------  --------------------------
                                    % OF
                                    TOTAL
                                    OPTIONS/
                                    SARS
                          OPTIONS/  GRANTED TO    EXERCISE
                          SARS      EMPLOYEES     OR BASE     EXPIR -
                          GRANTED   IN FISCAL     PRICE       ATION
NAME                      (#)       YEAR          ($/SH)      DATE         5% ($)        10%($)
- - ----                      ---       -----         ------      ----         ------        ------
S. CARPENTER*             25,000    20.62%        $4.88       2/16/99      $ 41,449      $ 94,034

DAVID RAINER*             22,149    18.27         $4.88       2/16/99      $ 36,722      $ 83,310
                           2,851     2.35         $6.86        4/8/99      $  6,666      $ 15,123
                                    -----                                  --------      --------
                                    20.62%                                 $ 43,388      $ 98,433

PATRICK HARTMAN           15,000    12.37         $6.88        4/8/99      $ 35,073      $ 79,567
                           5,000     4.12         $6.00        8/4/99      $ 10,202      $ 23,147
                                    -----                                  --------      --------
                                    16.49%                                 $ 45,275      $102,714

ANNE WILLIAMS              2,500     2.06         $6.86        4/8/99      $  5,845      $ 13,261
                           2,500     2.06         $6.00        8/4/99      $  5,101      $ 11,573
                                     ----                                  --------      --------
                                     4.12%                                 $ 10,947      $ 24,835
                          ______    ______                                 ________      ________

         TOTALS           75,000    61.86%                                 $141,060      $320,016
                          ------    ------                                 --------      --------


(1) The options are exercisable in 20% increments commencing one year subsequent to grant and are exercisable over a six year period, provided however, that the options shall vest fully upon the occurrence of certain significant events that include a merger or dissolution of the Company or sale of substantially all the Company's assets. As of December 31, 1993 options equal to the amounts set forth in the section herein entitled "Security Ownership of Certain Beneficial Owners and Management", below were vested. The vested portion of each option may be exercised at any time prior to its expiration by tendering the exercise price in cash, check or in Shares of Common Stock, valued at fair market value on the date of exercise. Each option will terminate three months after termination of employment for any reason other than death or disability. In the event of termination due to death or disability, the option will terminate no later than one year after such termination. Each option is not transferable other than by will or the laws of distribution and is not exercisable by anyone other than the optionee during his lifetime. If the outstanding shares of stock of the Company are increased, decreased or changed into or exchanged for, a different number or kind of shares or securities of the Company, without receipt of consideration by the Company, a corresponding adjustment changing the number or kind of shares and the exercise price per share allocated to unexercised options shall be made. Subject to certain limitations in the Plan, each option may be amended by mutual agreement of the optionee and the Company.

(2) The exercise price of all options is adjustable in connection with stock dividends, stock splits and similar events.

(3)  The Potential Realizable Value is the product of (a) the difference
between (i) and   the product of the closing market price per share at the
grant date and the sum of (A) 1 plus (B) the assumed rate of appreciation of the Common Stock compounded annually over the term of the option and (ii) the per share exercise price of the option and (b) the number of shares of Common Stock underlying the option at December 31, 1993. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on a variety of factors, including market conditions and the price performance of the Common Stock. There can be no assurance that the rate of appreciation presented in this table will be achieved.

(4) Reflects the number of shares of Common Stock underlying the options granted to the Named Executives during the year. Each of the options was granted pursuant to the Company's 1983 or 1985 Stock Option Plans.

No options were exercised during 1993 by any of the named parties in the Compensation Table.

No exercise price of any option previously granted to any executive officer was adjusted or amended ("repriced") during 1993.

______________________________________________________________________________

                    AGGREGATED FISCAL YEAR END OPTION VALUES


                                                                    Value of Unexercised
                          Number of Unexercised                     In-the-money Options
                          Options at 12/31/93                       at 12/31/93
                          -------------------                       -----------
Name                      Exercisable / Unexercisable               Exercisable / Unexercisable
- - ----                      ---------------------------               ---------------------------
S. Carpenter              14,800  /  84,200                         $20,350  /  $122,025

D. Rainer                 11,000  /  69,000                         $16,500  /  $101,992

Patrick Hartman           0       /  20,000                         $0       /  $  2,500

Anne Williams             3,000   /  17,000                         $ 5,250  /  $ 22,250



DEFERRED COMPENSATION PLAN

         In December of 1992, the Bank terminated its deferred compensation plan whereby eligible senior officers and directors of the Bank were entitled to defer certain amounts of compensation and received limited matching amounts from the Bank. All participants were paid in full. No compensation was received by the parties named in the Summary Compensation Table.

OTHER MATTERS RELATED TO COMPENSATION


OTHER COMPENSATION

         Mr. Carpenter was hired by the Bank as Chief Executive Officer on June 2, 1992, at an annual base salary of $250,000. Mr. Carpenter was granted a $100,000 "signing bonus" (payable $50,000 upon commencing employment, and $50,000 on January 2, 1993) and received options to purchase 74,000 shares of the Company's stock at $5.125 per share. In connection with his employment, Mr. Carpenter receives an auto allowance of $1,000 per month and the use of a country club membership for business purposes.

         In the event that there is a change in control ("Change of Control) of the Bank or its parent company (including a change of more than 50% of the current shareholders of the Company), Mr. Carpenter will be entitled to any accrued but unpaid bonus at that time. Additionally, in the event of a Change of Control, if Mr. Carpenter is not offered a position commensurate with his position with the Bank, and elects to resign, the Bank will pay him, subject to non-disapproval by the regulators, 12 months' compensation.

         Mr. Rainer commenced employment with the Bank on June 15, 1992, as Executive Vice President. Mr. Rainer's annual compensation is $200,000. Mr. Rainer was granted a $100,000 "signing bonus" (payable $50,000 on commencement of employment and $50,000 on January 2, 1993) and received options to purchase 55,000 shares of the Company's common stock at $5.00 per share. In addition, Mr. Rainer received a guaranteed $50,000 bonus at the expiration of one year from the commencement of his employment. This will be applied to any incentive bonus payable to Mr. Rainer at such one year anniversary. Mr. Rainer receives an auto allowance of $1,000 per month and the use of a country club membership for business purposes.

         In the event of a Change of Control, Mr. Rainer would be entitled to any accrued but unpaid bonus at that time. Additionally, in the event of a Change of Control, if Mr. Rainer is not offered a position commensurate with his position with the Bank, and elects to resign, the Bank will pay him, subject to non-disapproval by the regulators, 12 months' compensation.

         During 1993, the Bank sold its mortgage origination network and certain related loan production offices. In connection with that transaction, compensation was required by prior agreement to be paid to the two officers who had founded the mortgage banking division and who managed that business with regard to the value of the mortgage servicing portfolio (which was retained by the Bank) and related to the profitability of the division. As a result, each of Messrs. Douglas Jones and Daniel LuVisi received total compensation of $900,507, including $714,126 related to bonuses based on profitability and value of the mortgage servicing portfolio. Messrs. Jones and LuVisi resigned from their positions with the Bank concurrently with the sale of the mortgage origination network, to be employed by the purchaser of the network.

COMPENSATION OF DIRECTORS

         Directors of the Company receive no compensation for attending meetings of the Board of Directors. However, the directors of the Company also serve as directors of the Bank. The Bank paid the sum of between $3,800 and $1,600 per month during 1993 to each director of the Bank, depending on the number and type of meetings attended by the director. The Director Compensation Plan ties director compensation to board and committee meeting attendance and is also designed to be substantially similar in total compensation to similar banking institutions. Directors who are also salaried employees of the Bank do not receive any additional compensation for activities as directors. Eligible directors receive: (i) $1,000 per board meeting; and (ii) $200 per committee meeting (for committees for which they are members). During 1993, director compensation ranged from $34,600 at the highest to $27,400 at the least, for the entire year, and totalled $145,400 in the aggregate for the year 1993.


SPECIAL STOCK OPTION PLAN

         On October 20, 1987, the shareholders of the Company approved the 1987 Special Stock Option Plan ("Special Plan") for the Company's directors, to encourage them to continue as directors, give them additional incentive as directors and reward them for past services. This Special Plan is limited to directors of the Company and the Bank and provides for the issuance of 120,960 authorized but previously unissued shares of Common Stock. Only options which do not qualify as "incentive stock options" ("Nonstatutory

Stock Options") under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), may be issued. Pursuant to the shareholders' approval of the Special Plan, each then current director received options to purchase 15,120 shares. THERE ARE NO ADDITIONAL OPTIONS CURRENTLY AVAILABLE FOR GRANT UNDER THE SPECIAL PLAN. The majority of the current directors do not have any special options, although Messrs. Carpenter and Rainer have employee stock options. Options terminate 90 days after a director ceases being a director.

         The Special Plan provides that the exercise price shall not be less than 100% of the fair market value of the shares on the day the options are granted. On October 20, 1987, when the shareholders approved the Special Plan, the directors received such options with an exercise price of $5.791 per share. The options have an exercise period of ten years and are currently fully vested.

         Options granted under the Special Plan are nontransferable (other than by the laws of descent and distribution) and may not be exercised more than three months after termination of directorship, except in the case of the death or disability of an optionee. In such event, the option remains exercisable for one year to the extent it was exercisable at the date of death or disability.

         Pursuant to the Special Plan, payment for the exercise of options must be received in full prior to the issuance of shares. Payment may be made (a) in cash, (b) by delivery of shares of Common Stock previously owned by the optionee (to the extent legally permissible), or (c) in a combination of common Stock and cash. The Special Plan also enables an optionee the possibility to satisfy tax withholding amounts due upon exercise with shares of Common Stock rather than cash, by either delivering already owned shares of Common Stock or withholding from the shares of Common Stock to be issued upon exercise that number of shares which, based on the value of the Common Stock, would satisfy the tax withholding amounts due. Since the Common Stock is listed on NASDAQ, the value of the Common Stock delivered as payment or withheld is deemed to be the closing price of the stock on the date of exercise or, if no sale occurred on such date, the nearest preceding day on which a sale of Common Stock occurred.

DIRECTOR WARRANTS

         In May 1985, the shareholders ratified the grant to certain directors at that time, of warrants to purchase 30,006 shares each, a total of 330,066 shares of Common Stock, over a ten-year period as compensation for the personal guarantees of a capital note of the Company in the amount of $1,250,000 from First Interstate Bank of California. Director Glass received an identical warrant to purchase 30,006 shares, at a later date. To comply with regulatory capital requirements by supporting the Company's additional asset growth, the Company issued the capital note, for which the lender required the guarantees by the directors in connection with the purchase of such capital note. The exercise price of such warrants of $4.17 per share was the weighted average price of the Common Stock for the 60 days prior to April 2, 1984, the date on which First Interstate Bank of California approved the purchase of the capital note. The purchase price of each warrant to purchase 30,006 shares was $750. No warrants were exercised during 1992. Based on the required repayment of the capital note subsequent to the Company's public offering of June 30, 1987, all these warrants are currently exercisable. 207,042 warrants remain outstanding and eligible for exercise.

         In January 1994, the board of directors awarded former chairman of the board Dr. Jon C. Goodman warrants to purchase 7,500 shares of stock at fair market value on date of grant which was $7.00, in recognition of her services to the Company, in view of the fact that she was the only long term director without such incentive, and in connection with her resignation. Dr. Goodman also received special compensation of $30,000 at the same time.

EMPLOYEE STOCK OPTION PLAN (1983)

         In April 1983, the Company adopted the Employee Stock Option Plan
(1983) ("1983 Plan") which the shareholders approved in May 1983. The 1983 Plan provides for the issuance of both "incentive stock options" within the meaning of Section 422A of the Code ("Incentive Stock Options") and Nonstatutory Stock Options. The number of shares of Common Stock reserved for issuance under the 1983 Plan is 400,075. As of December 31, 1993, there were 49,030 shares subject to outstanding options. NO SHARES REMAIN AVAILABLE FOR FUTURE GRANTS. THE 1983 PLAN HAS EXPIRED BY ITS TERMS, ALTHOUGH OUTSTANDING OPTIONS REMAIN AND ARE EXERCISABLE OVER THE PERIOD DESIGNATED IN THE 1983 PLAN.

         Only full time employees of the Company or the Bank were eligible to participate in the 1983 Plan. No director of the Company who is not an officer was eligible for a grant of options under the 1983 Plan. Options are exercisable in installments as provided in individual stock option agreements.

         The exercise price of options under the 1983 Plan was equal to at least 100% of the fair market value of the Common Stock as of the date of grant. The exercise price is due in full upon exercise and may be paid (a) in cash, (b) by delivering shares of Common Stock equal in value to the exercise price, subject to certain limitations for shares of stock previously acquired upon exercise of an incentive stock option, or (c) by a combination of cash and Common Stock. Since the Common Stock is listed on NASDAQ, the value of the Common Stock delivered as payment is deemed to be the closing price of such stock as the date of exercise or, if no sale occurred on such date, the nearest preceding day on which a sale of Common Stock occurred.

         No option granted under the 1983 Plan is transferable by the optionee other than by will or the laws of descent and distribution. Each option is exercisable only while the optionee is employed by the Company, except that if the optionee's employment is terminated for any reason, the option is exercisable for a period of three months thereafter. Upon the disability or death of an optionee, such option is exercisable within one year from the date of disability or death. Information as to grants of options under the 1983 Plan during 1993 is set forth in the section entitled "Compensation of Executive Officers and Directors".

FIRST AMENDED AND RESTATED 1985 EMPLOYEE STOCK OPTION PLAN

         In October 1985 the shareholders approved the adoption of, and in October 1987 the shareholders approved the amendment to, the First Amended and Restated 1985 Employee Stock Option Plan ("1985 Plan") which provides for the issuance of incentive or nonstatutory stock options. The 1985 Plan provides for the issuance of options to purchase 350,000 shares of Common Stock. As of December 31, 1993, there were 261,516 shares subject to outstanding options, 61,828 shares had been issued upon exercise of options, and 26,656 shares were available for future grants.

         As the 1985 Plan is presently drafted, the Board of Directors, or a Stock Option Committee appointed by the Board of Directors, may administer the plan.

         Only full time employees and directors are eligible to participate in the 1985 Plan. However, no options have been issued to any director who is not a full-time employee under the 1985 Plan and there is no intention to do so. Options are exercisable in installments as provided in individual stock option agreements. The 1985 Plan terminates in 1995.

         The Board of Directors has the authority to determine the exercise price for all stock options granted under the 1985 Plan; provided, however, such exercise price must be equal to at least 100% of the fair market value of the Common Stock as of the date of grant, and provided further, the exercise price for an incentive stock option granted to a Ten Percent Shareholder may not be less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price is due in full upon exercise and may be paid (a) in cash, (b) by delivering shares of Common Stock equal in value to the exercise price, subject to certain limitations for shares of stock previously acquired upon exercise of an incentive stock option, or (c) a combination of cash and Common Stock. Since the Common Stock is listed on NASDAQ, the value of the Common Stock delivered as payment is deemed to be the closing price of such stock as the date of exercise or, if no sale occurred on such date, the nearest preceding day on which a sale of Common Stock occurred.

         The term during which an option granted under the 1985 Plan is exercisable may not exceed ten years from the date of grant; provided, however, an option granted to a Ten Percent Shareholder may not have a term in excess of five years. The aggregate fair market value of the Common Stock (determined at the date of grant) for which any employee may be granted incentive stock options in any fiscal year may not exceed $100,000. No option granted under the 1985 Plan is transferable by the optionee other than by will or the laws of descent and distribution. Each option is exercisable only while the optionee is employed by the Company, except that if the optionee's employment is terminated for any reason, the option is exercisable for a period of three months thereafter. Upon the disability or death of an optionee, such option is exercisable within one year from the date of disability or death.

         Information as to options granted pursuant to the 1985 Plan during 1993 to executive officers is contained in the section "Compensation of Executive Officers and Directors".


1993 EMPLOYEE STOCK OPTION PLAN


         In November, 1993, the Board of Directors adopted and approved, subject to shareholder approval, the CU Bancorp 1993 Employee Stock Option Plan (the " 1993 Plan"). The 1993 Plan was approved by requisite vote of the shareholders on December 17, 1993. No options were granted under the 1993 Plan during 1993.

         The 1993 Plan supplements the Company's other stock option plans provides an additional vehicle through which the Company can continue to grant options to key employees. The Board of Directors believes that the Company's long-standing policy of encouraging stock ownership by its key employees in part through the granting of stock options has enhanced the Company's ability to retain and attract such persons.

PURPOSE

         The purpose of the 1993 Plan is to strengthen the Company by providing to participating employees added incentives for high levels of performance and to encourage stock ownership in the Company. The 1993 Plan seeks to accomplish these goals by providing a means whereby such employees of the Company and its subsidiaries may be given an opportunity to purchase, by way of option, Common Stock of the Company. The 1993 Plan is also intended to enable the Company and its subsidiaries to compete effectively for and retain the services of such persons and to provide incentives for such persons to exert maximum efforts for the success of the Company and its subsidiaries.

         Options issued under the 1993 Employee Plan shall, in the discretion of a committee appointed by the Board of Directors (as described below), be either incentive stock options ("Incentive Stock Options") as that term is used in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor thereto, or options which do not qualify as incentive stock options ("Non-Qualified Stock Options").

ADMINISTRATION

         The 1993 Plan is administered by a committee (the "Committee") appointed by the Board of Directors, which shall consist of not less than two members of the Board of Directors. Each member of the Committee shall be a disinterested person as provided in Rule 16b-3(c)(2) promulgated pursuant to the Securities Exchange Act of 1934, as amended. The Committee shall have full power and authority in its discretion to take any and all action required or permitted to be taken under the 1993 Plan. At the present time the Compensation Committee serves as the Stock Option Committee.

SHARES RESERVED

         The number of shares of Common Stock reserved for issuance upon exercise of options granted under the 1993 Employee Plan is 400,000. If any option granted under the 1993 Plan shall for any reason expire, be cancelled or otherwise terminate without having been exercised in full, the shares not purchased under such option shall again become available for grant under the 1993 Plan.

ELIGIBILITY

         All employees of the Company or its subsidiaries are eligible to participate in the 1993 Employee Plan.

GRANTS, VESTING AND EXERCISE PRICE OF OPTIONS UNDER THE 1993 EMPLOYEE PLAN

         Under the 1993 Employee Plan, the Committee shall select the eligible participants to whom options will be granted, the type of option to be granted, the exercise price of each option, the number of shares covered by such option and the other terms and conditions of each option. The eligible employees are able to receive Incentive and Non-Qualified Stock Options; provided, however, that the aggregate fair market value (determined at the time the Incentive Stock Option is granted) of the stock with respect to which Incentive Stock Options are exercisable for the first time by the optionee during any calendar year (under all Incentive Stock Option plans of the Company) shall not exceed One Hundred Thousand Dollars ($100,000). Should it be determined that any Incentive Stock Option granted exceeds such maximum, such Incentive Stock Option shall be considered to be a Non-Qualified Stock Option to the extent, but only to the extent, of such excess.

         None of the options will be exercisable within the first 12 months from the date of the grant. Each option shall become exercisable in the following four cumulative annual installments: 25% on the first anniversary date of the grant; an additional 25% on the second anniversary date of the grant; an additional 25% on the third anniversary date of the grant; and the last 25% on the fourth anniversary date of the grant. From time to time during each of such installment periods, the option may be exercised with respect to some or all of the shares allotted to that period and/or with respect to some or all of the shares allotted to any prior period as to which the option was not fully exercised. During the remainder of the term of the option (if its term extends beyond the end of the installment periods), the option may be exercised from time to time with respect to any shares then remaining subject to the option.

         The exercise price of each option granted pursuant to the 1993 Employee Plan shall be not less than one hundred percent (100%) of the fair market value of the stock subject to the option on the date the option is granted; provided, however, that the purchase price of the stock subject to an Incentive Stock Option may not be less than one hundred ten percent (110%) of such fair market value (without regard to any restriction other than a restriction which by its terms will never lapse) where the optionee owns (or is deemed to own pursuant to Section 424(d) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company.

         The exercise price of Common Stock acquired pursuant to an option granted under the 1993 Employee Plan shall be paid in cash or check payable at the time the option is exercised, in whole shares of stock of the Company owned by the optionee having a fair market value on the exercise date (determined by the Committee in accordance with any reasonable evaluation method including the evaluation method) equal to the option price of the shares being purchased, or a combination of stock and cash or check, equal in the aggregate to the option price of the shares being purchased.

ADJUSTMENTS UPON CHANGES IN STOCK

         If the outstanding shares of the stock of the Company are increased, decreased or changed into, or exchanged for a different number or kind of shares or securities of the Company, without receipt of consideration by the Company, through reorganization, merger, recapitalization, reclassification, stock split, stock dividend, stock consolidation, or otherwise, an appropriate and proportionate adjustment shall be made in the number and kind of shares as to which options may be granted. A corresponding adjustment changing the number or kind of shares and the exercise price per share allocated to unexercised options, or portions thereof, which shall have been granted prior to any such change shall likewise be made. Any such adjustment, however, in an outstanding option shall be made without change in the total price application to the unexercised portion of the option but with a corresponding adjustment in the price for each share subject to the option. Adjustments under this section shall be made by the Committee whose determination as to what adjustments shall be made, and the extent thereof, shall be final and conclusive. No fractional shares of stock shall be issued under the 1993 Plan on account of any such adjustment.

EXPIRATION, TERMINATION AND TRANSFER OF OPTIONS

         Under the 1993 Employee Plan, no option may extend more than ten (10)
years from the date of grant.    For purposes of the 1993 Plan, the date of
grant of an option shall be the date on which the Committee takes final action approving the award of the option, notwithstanding the date the optionee accepts the option, the date of execution of the option agreement, or any other date with respect to such option. Except in the event of termination of employment due to death, disability or termination for cause, options will terminate three (3) months after an employee optionee ceases to be employed by the Company or its subsidiaries, unless the options by their terms were scheduled to terminate earlier. During that three (3) month period after the employee optionee ceases to be employed by the Company or its subsidiaries, such options shall be exercisable only as to those shares with respect to which installments, if any, had accrued as of the date of which the optionee ceased to be employed by the Company or its subsidiaries. If such termination was due to such optionees' permanent and total disability, or such optionee's death, the option, by its terms, may be exercisable for one year after such termination of employment. If the employee optionee's employment is terminated for cause, the option terminates immediately, unless such termination is waived by the Committee. An option by its terms may only be transferred by will or by laws of descent and distribution upon the death of the optionee, shall not be transferable during the optionee's lifetime and shall be exercisable during the lifetime of the person to whom the option is granted only by such person.

TERMINATION AND AMENDMENT OF THE 1993 PLAN

         The 1993 Plan will terminate upon the occurrence of a terminating event, including, but not limited to, liquidation, reorganization, merger or consolidation of the Company with another corporation in which the Company is not the surviving corporation or resulting corporation, or a sale of substantially all the assets of the Company to another person, or a reverse merger in which the Company is the surviving corporation but the shares of the Company's stock outstanding immediately preceding the merger are converted by virtue of the merger into other property (a "Terminating Event"). The Committee shall notify each optionee not less than thirty (30) days prior thereto of the pendency of a Terminating Event. Upon delivery of such notice, any option outstanding shall be exercisable in full and not only as to those shares with respect to which installments, if any, have then accrued, subject, however, to earlier expiration or termination as provided elsewhere in each of the 1993 Plan. The Committee may also suspend or terminate the 1993 Plan at any time. Unless sooner terminated, the 1993 Plan shall terminate ten (10) years from the effective date, October 27, 1993, of the 1993 Plan. No options may be granted under the 1993 Plan while the 1993 Plan is suspended or after the 1993 Plan is terminated. Rights and obligations under any option granted pursuant to the 1993 Plan, while in effect, shall not be altered or impaired by suspension or termination of the 1993 Plan, except with the consent of the person to whom the stock option was granted.

         The 1993 Plan may be amended by the Committee at any time. However, except as otherwise provided in the 1993 Plan relating to adjustments upon changes in stock (e.g., stock splits or stock dividends), no amendment shall be effective unless approved by the affirmative vote of a majority of the shares of the Company present, or represented, and entitled to vote at a duly held meeting at which a quorum is present or by the unanimous written consent of the holders of all outstanding shares of the Company entitled to vote, if the amendment will: (a) increase the number of shares reserved for options under the 1993 Plan; (b) materially modify the requirements as to eligibility for participation in the 1993 Plan; or (c) materially increase the benefits accruing to participants under the 1993 Plan. Notwithstanding the foregoing, shareholder approval need not be obtained to effect any such amendment if the Committee determines that such approval is not otherwise required under applicable law and that the failure to obtain such approval will not adversely affect the 1993 Plan under the Code.

NO OPTIONS WERE GRANTED PURSUANT TO THE 1993 PLAN IN 1993.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        The following table sets forth information as of December 31, 1993 pertaining to beneficial ownership of Common Stock by persons known to the Company to own five percent or more of such stock, current directors of the Company, and all directors and officers of the Company as a group. The information contained herein has been obtained from the Company's records, from information furnished directly by the individual or entity to the Company, or from various filings made by the named individuals with the Securities and Exchange Commission.

                 The Company is of the opinion that there is no person who possesses, directly or indirectly, the power to direct or cause to direct the management and policies of the Company, nor is it aware of the existence of a group of persons formed for such purpose, whether through the ownership of voting securities, by contract, or otherwise.


         The information contained herein has been obtained from the Company's records, from information furnished directly by the individual or entity to the Company, or from various filings made by the named individuals with the Securities and Exchange Commission.


                                                                      AMOUNT AND NATURE OF        PERCENT OF
 NAME OF BENEFICIAL OWNER           RELATIONSHIP WITH COMPANY         BENEFICIAL OWNERSHIP          CLASS
 ------------------------           -------------------------         --------------------        ---------

 Stephen G. Carpenter               Director, President, Chief
                                    Executive Officer                  24,800                     0.56%

 Richard H. Close                   Director                          115,136                     2.58
 Paul W. Glass                      Director                           98,778                     2.22


 Jon P. Goodman                     Chairman                            1,000                     0.02

 M. David Nathanson                 Director                           95,895                     2.15

 David I. Rainer                    Director                           16,929                     0.38
 Dimensional Fund Advisors Inc.     Beneficial Owner of More Than     278,496 (8)                 6.31
                                    5%

 ALL CURRENT EXECUTIVE OFFICERS                                       355,788                     7.7%
 AND DIRECTORS AS A GROUP (8  IN
 NUMBER)


_____________

(1)      Only Common Stock is outstanding.

(2) Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

(3) Includes as if currently outstanding the following shares subject to warrants and subject to options which are exercisable within 60 days.

                             OPTIONS          WARRANTS
         DIRECTOR            EXERCISABLE      EXERCISABLE
         --------            -----------      -----------
         Carpenter           19,800           0
         Close               15,120           30,006
         Glass               15,120           30,006
         Goodman             0                0
         Nathanson           15,120           30,006
         Rainer              15,429           0

(4) Shares issuable pursuant to options or warrants which may be exercised within 60 days of the Record Date are deemed to be issued and outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals.

(5) Includes 9952 shares held by the Glass, and Rosen Money Purchase and Profit Sharing Plans of which Mr. Glass is a trustee.

(6) The listing of individuals as executive officers in this table or elsewhere in this Proxy Statement should not be interpreted as an indication that such individuals are considered to be executive officers of the Company or the Bank for any other purposes.

(7) Includes as if currently outstanding 173,607 shares subject to options held by directors and officers which are exercisable within 60 days from the Record Date.

(8)      Information is based on filing with Securities and Exchange Commission

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        Indebtedness of Management

        Some of the Company's directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business. The Bank's current policy is not to make loans to directors or executive officers, with the exception of cash secured loans, overdraft lines of credit and first mortgage loans for which a commitment to purchase by a
third party is in existence at the time of funding the loan.   Except as set
forth below, in the opinion of the management of the Bank, except as noted below, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features.

All related party loans were current as to principal and interest payments as of December 31, 1993. In management's opinion, these loans were made in the ordinary course of business at prevailing rates and terms. There were no loans to executive officers at December 31, 1993 and 1992, or at any time during the years then ended.

In addition to the amounts noted above, at December 31, 1992, the Bank had charged off loans, and a letter of credit totalling $1,300,000 and $650,000 respectively, to a former director and another party.

During 1992 and 1993, the Bank initiated legal actions to recover these amounts on which the obligors are a former director and another unaffiliated person.
In addition, the Bank sued certain former officers and directors of the Bank in connection with this matter. While the Bank is continuing to pursue the unaffiliated party, it has entered into a settlement of the litigation with the former director and officers which resulted in recovery of $766 thousand (some of which will be applied to legal costs in collection and to accrued interest) during 1993. Another $325 thousand was received during the first quarter of 1994. In addition, the settlement included potential long term payments of up to an additional $500 thousand subject to offset for certain payments. While this long term payment is secured by certain collateral, because an unrelated financial institution holds a trust deed and has commenced foreclosure proceedings on the underlying property, the Bank considers this to be unsecured and there is no assurance that the full amount will actually be recovered.


        Other Material Transactions

        There are no other existing or proposed material transactions between the Company and the Bank and any of the Company's directors, executive officers, or beneficial owners of five percent or more of the Common Stock, or the immediate family or associates of any of the foregoing persons.