Form 10-Q
period 1994-03-31
CU BANCORP
filed 1994-05-13
CIK 356050

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

          /X/ For the Quarterly Period Ended March 31, 1994, or

              Transition Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________.


                        -------------------------------
                        Commission File Number  0-11008
                        -------------------------------


                                CU BANCORP
              (Exact name of registrant as specified in its charter)

              California                         95-3657044
              ----------                         ----------
      (State or other Jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification Number)

                              818-907-9122
              (Registrant's telephone number, including area code)

                              NOT APPLICABLE
                 (Former name, former address, and former
                  fiscal year if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes /X/   No / /


As of March 31, 1994, the Registrant has outstanding 4,437,312 shares of its Common Stock, no par value.

                                CU Bancorp
                          Quarter Ended March 31, 1994
                          Table of Contents - Form 10-Q


                                                                Page
Part I. Financial Information                                   ----

    Item 1.  Financial Statements

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                        3

        Consolidated Statements of Financial Condition:
        -March 31, 1994, and December 31, 1993.                   17

        Consolidated Statements of Income:
        -Three Month Periods Ended March 31, 1994, and
         March 31, 1993.                                          18

        Consolidated Statements of Cash Flows:
        -Three Month Periods Ended March 31, 1994, and
         March 31, 1993.                                          19

        Notes to Consolidated Financial Statements                20

        Signatures                                                24


Part II.  Other Information

    Item 1.  Legal Proceedings                                    25

    Item 2.  Changes in Securities                                25

    Item 3.  Defaults Upon Senior Securities                      25

    Item 4.  Submission of Matters to a Vote of Security Holders  25

    Item 5.  Other Information                                    25

    Item 6.  Exhibits and Filings on Form 8-K                     25


MANAGMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The Company earned $578 thousand, or $0.13 per share, during the first quarter of 1994, compared to $384 thousand, or $0.09 per share, during the same period in 1993. This represented the fifth consecutive quarter of increased profits. First quarter 1994 earnings included profitable performance by the bank and a gain on the sale of a portion of the mortgage servicing rights retained by the Bank when its mortgage origination network was sold in 1993.

The Bank's asset quality ratios continue to be exceptionally strong. At March 31, 1994, nonperforming assets were $1.1 million, down $1.2 million, or 52%, from the prior quarter, and nearly $9.9 million, or 90% from the first quarter of 1993. By March 31, 1994, the Bank did not have any real estate acquired through foreclosure. The improvement in asset quality over the past year is illustrated by Graph 1: Nonperforming Assets. The Bank's allowance for loan losses as a percent of both nonperforming loans and nonperforming assets at the end of the first quarter of 1994 was 652%, compared to first quarter 1993 levels of 164% and 98%, respectively. This trend can be seen in Graph 2: Ratio of Allowance for Loan Losses to Nonperforming Assets.

Graph 1:  Nonperforming Assets

                                 [GRAPH 1]

Graph 1 Data:  Nonperforming Assets

                             March 31, 1993       June 30, 1993  September 30, 1993   December 31, 1993  March 31, 1994
                             --------------       -------------  ------------------   -----------------  --------------
Nonperforming Loans               $6,602              $6,530            $1,065              $1,378            $1,108
Nonperforming Assets              11,034               9,988             4,034               2,298            $1,108

The allowance for loan losses as a percentage of nonperforming loans and assets has increased as both nonperforming categories were reduced. During the first quarter of 1994, the Bank enjoyed a net recovery as recoveries exceeded chargeoffs for the second consecutive quarter. Net recoveries further increase the allowance's coverage of the nonperforming loans and assets.

Graph 2: Allowance for Loan Losses to Nonperforming Assets

                             [GRAPH 2]

Graph 2 Data: Allowance for Loan Losses to Nonperforming Assets

                       March 31,    June 30,   September 30,   December 31,    March 31,
                         1993         1993         1993            1993          1994
Allowance to:            ----         ----         ----            ----          ----
Nonperforming Loans      164%         118%         536%         473%         652%
Nonperforming Assets      98%          77%         142%         283%         652%

Capital ratios are strong, substantially exceeding levels required to be in the "well capitalized" category established by bank regulators.
The Total Risk-Based Capital Ratio was 17.0%, the Tier 1 Risk-Based
Capital Ratio was 15.7%, and the Leverage Ratio was 10.7% at March 31,
1994, compared to 16.7%, 15.4%, and 9.2%, respectively, at year-end
1993.  Regulatory requirements for Total Risk-Based, Tier 1 Risk-
Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

The successful results in 1993 concerning asset quality, regulatory relations, growth of middle market lending and strategic focus make expansion and growth possible in 1994. Two new loan production offices were opened in January 1994. These offices will allow expanded market penetration and commercial portfolio diversification. Subsequent to the end of the first quarter of 1994, the Bank acquired the deposits of the Encino branch of Mechanics National Bank from the FDIC, to expand and improve deposit mix.
Balance Sheet Analysis

LOAN PORTFOLIO COMPOSITION AND CREDIT RISK

Loan portfolio quality has been a focal point of management's attention since June 1992. As a result, considerable improvements have been made. Credit policies have been established to promote quality production. Further, target markets have been redefined to emphasize middle market commercial lending and reduce real estate concentrations.

The Bank's focus on middle market lending, in its infancy at year-end 1992, gained momentum in 1993 and 1994. While total loans decreased from year-end 1993 to March 31, 1994 the assets of the core commercial bank increased. Offsetting this, the remaining Held for Sale mortgages of $10.4 million at December 31, 1993 were sold in the first quarter of 1994. Excluding this planned liquidation, loans increased by $6.9 million, or 5%, for the quarter ended March 31, 1994.


Table 1  Loan Portfolio Composition

Amounts in thousands of dollars       March 31,      December 31,       March 31,
                                        1994             1993             1993
                                        ----             ----             ----
Commercial & Industrial Loans         $126,885         $120,513         $111,181
Real Estate Loans:
    Held for Sale                            0           10,426           58,576
    Mortgages                            9,166            8,496           39,081
    Construction                         1,010            1,226              261
Other Loans                                  0                0              494
                                       -------          -------          -------
Total loans net of unearned fees      $137,061         $140,661         $209,593
                                       =======          =======          =======

The Bank's credit policy limits concentrations of loans in any industry or collateral. Efforts to reduce any remaining concentrations continue.

Historically, the Bank's real estate loans secured by single family residences were principally mortgages held for sale that were originated by the Mortgage Banking Operation. These were sold to investors through firm commitments, generally in less than 90 days. The loans amounted to $10.4 million, or 7.4% of the December 31, 1993, loan portfolio. This part of the loan portfolio historically presents almost no credit risk. The mortgage origination operation sale eliminated this loan concentration. The remainder of real estate loans are generally collateralized by a first or second trust deed position.

Lending efforts have been directed away from commercial real estate, as well as construction and multifamily lending. The Bank is now focused on business lending to middle market customers. Current credit policy now permits commercial real estate lending generally only as part of a complete commercial banking relationship with a middle market customer. Existing commercial real estate loans, 19% of the loan portfolio, or $26 million at March 31, 1994, compared to $27 million at year-end 1993, are secured by first or second liens on office buildings and other structures. The loans are secured by real estate that had appraisals in excess of loan amounts at origination.

Monitoring and controlling the Bank's allowance for loan losses is a continuous process. All loans are assigned a risk grade, as defined by credit policies, at origination and are monitored to identify changing circumstances that could modify their inherent risks. These classifications are one of the criteria considered in determining the adequacy of the allowance for loan losses.

The amount and composition of the allowance for loan losses is as follows:

Table 2  Allocation of Allowance for Loan Losses


Amounts in thousands of dollars              March 31,      December 31,       March 31,
                                               1994             1993             1993
                                               ----             ----             ----
Commercial & Industrial Loans                 $6,392           $5,699           $9,783
Real estate loans - Held for Sale                  0               67              128
Real estate loans - Mortgages                    277              225              324
Real estate loans - Construction                   5               10               45
Other loans                                        0                0               12
Loans                                          6,674            6,001           10,292
Unfunded commitments and letters of credit       551              512              531
                                              ------           ------          -------
Total Allowance for loan losses               $7,225           $6,513          $10,823
                                              ======           ======          =======

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

Activity in the allowance, classified by type of loan, is as follows:

Table 3   Analysis of the Changes in the Allowance for Loan Loss


Amounts in thousands of dollars                                            For the Periods Ended
                                                               March 31,        December 31,       March 31,
                                                                  1994              1993              1993
                                                                  ----              ----              ----
Balance at January 1                                             $6,513           $12,986           $12,986
Loans charged off:
  Real estate secured loans                                         200             3,266               568
  Commercial loans secured and unsecured                            464             6,582             2,520
  Loans to individuals, installment and other loans                   0               901               209
     Total charge-offs                                              664            10,749             3,297
Recoveries of loans previously charged off:
  Real estate secured loans                                         493               393                 2
  Commercial loans secured and unsecured                            882             3,189               949
  Loans to individuals, installment and other loans                   0               244                33
     Total recoveries of loans previously charged off             1,377             3,826               984
Net charge-off (recovery)                                          (713)            6,923             2,313
Provision for loan losses                                             0               450               150
                                                                 ------            ------           -------
Balance at end of period                                         $7,226            $6,513           $10,823
                                                                 ======            ======           =======
Net loan charge-offs (recoveries) as a percentage of
average gross loans outstanding during the period ended           (0.52)%            3.49%             1.15%
                                                                   ====              ====              ====


The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At March 31, 1994, nonperforming loans amounted to $1.1 million, down 20% from $1.4 million at December 31, 1993.

Table 4:  Nonperforming Assets

Amounts in thousands of dollars                   March 31,      December 31,   March 31,
                                                    1994             1993         1993
                                                    ----             ----         ----
Loans not performing (1)                            $308             $378       $3,067
Insubstance foreclosures                             800            1,000        3,535
                                                   -----            -----        -----
    Total nonperforming loans                      1,108            1,378        6,602
Other real estate owned                                0              920        4,432
                                                   -----            -----        -----
    Total nonperforming assets                    $1,108           $2,298      $11,034
                                                   =====            =====       ======

Allowance for loan losses as a percent of:
    Nonperforming loans                              652%             473%         164%
    Nonperforming assets                             652%             283%          98%

Nonperforming assets as a percent of total assets    0.8%             0.8%         3.3%
Nonperforming loans as a percent of total loans      0.8%             1.0%         3.1%

Note 1:
  Loans not performing
    Performing as agreed                            $271               $9       $2,034
    Partial performance                                0              369        1,162
    Not performing                                    37                0        3,406
                                                  ------           ------       ------
                                                    $308             $378       $6,602
                                                  ======           ======       ======
  Nonaccrual:
  Loans                                             $308             $378       $5,595
  Troubled debt restructurings                         0                0        1,007

(a)  Past due with respect to principal and/or interest and continuing to accrue interest.

SECURITIES

The securities portfolio at March 31, 1994, totaled $68.8 million, compared to $88.0 million at year-end 1993. The securities are all held in a Held for Investment portfolio. There was no held for sale portfolio at March 31, 1994 or year-end 1993. This portfolio is recorded at amortized cost. It is the Bank's intention to hold these securities to their individual maturity dates.

There have been no realized gains or losses on securities in the first quarter of 1994. Gains of $77 thousand were realized in the comparable quarter of 1993. At March 31, 1994, there were unrealized gains of $28 thousand and losses of $961 thousand in the securities portfolio.

Additional information concerning securities is provided in the footnotes to the accompanying financial statements.


OTHER REAL ESTATE OWNED

At March 31, 1994, there was no Other Real Estate Owned on the Bank's balance sheet, compared with $920 thousand at December 31, 1994. The carrying values of these properties are at fair value, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against an allowance for real estate owned losses created by charging a provision to other operating expenses. Expenses related to Other
Real Estate Owned were $8 thousand in the quarter ended March 31, 1994 and $22 thousand in the first quarter of 1993.

DEPOSIT CONCENTRATION

Due to its historic focus on real estate-related activities, the Bank developed a concentration of deposit accounts from title insurance and escrow companies. These deposits are generally noninterest bearing transaction accounts that contribute to the Bank's interest margin. Noninterest expense related to these deposits is included in other operating expense. The Bank monitors the profitability of these accounts through an account analysis procedure.

The Bank offers products and services allowing these customers to operate with increased efficiency. A substantial portion of the services, provided through third party vendors, are automated data processing and accounting for trust balances maintained on deposit at the Bank. These and other banking related services, such as messenger and deposit courier services, will be limited or charged back to the customer if the deposit relationship profitability does not meet the Bank's expectations.

Noninterest bearing deposits represent nearly the entire title and escrow relationship. These balances have been reduced substantially as the Bank focused on middle market business loans. The balance at March 31, 1994, was $49.2 million compared to $58.1 million at December 31, 1993. Costs relative to servicing the above relationships are the significant portion of the Bank's customer data processing and messenger and courier costs. Part of the decrease in these expenses is related to lower general market interest rates, but the majority is due to the reduced amount of this deposit concentration.

The Bank had $17.0 million in certificates of deposit larger than $100 thousand dollars at March 31, 1994. The maturity distribution of these deposits is relatively short term, with $11.2 million maturing within 3 months and the balance maturing within 12 months.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The objective of liquidity management is to ensure the Bank's ability to meet cash requirements. The liquidity position is managed giving consideration to both on and off-balance sheet sources and demands for funds.

Sources of liquidity include cash and cash equivalents (net of Federal Reserve requirements to maintain reserves against deposit liabilities), securities eligible for pledging to secure borrowings from dealers pursuant to repurchase agreements, loan repayments, deposits, and borrowings from a $20 million overnight federal funds line available from a correspondent bank. Potential significant liquidity requirements are withdrawals from noninterest bearing demand deposits and funding of commitments to loan customers.

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

The Bank's historical portfolio of large certificates of deposit (those of $100 thousand or more) has not been significant relative to the total deposit base. At March 31, 1994 this funding source was 7.8% of average deposits, compared to 7.3% at December 31, 1993. This funding source has traditionally been used to manage liquidity needs within the deposit portfolio.

Table 5 Interest Rate Maturities of Earning Assets and Funding Liabilities at March 31, 1994

Amounts in thousands of dollars                                       Amounts Maturing or Repricing in
                                                      ---------------------------------------------------------------------
                                                                     More Than 3   More Than 6   More Than 9
                                                                     Months But    Months But    Months But
                                                       Less Than 3   Less Than 6   Less Than 9   Less than 12  12 Months &
                                                       Months        Months        Months        Months        Over
                                                       -----------   -----------   -----------   ------------  -----------

Earning Assets
 Gross Loans (1)                                         $128,971          $348          $886          $838        $5,018
 Securities                                                20,999         4,053         3,416         3,000        38,750
Federal funds sold & other                                 17,000           ---           ---           ---           ---
                                                         --------        ------        ------        ------        ------
     Total earning assets                                 166,970         4,401         4,302         3,838        43,768
                                                         --------        ------        ------        ------        ------
Interest-bearing deposits:
  Now and money market                                     62,913           ---           ---           ---           ---
  Savings                                                   6,964           ---           ---           ---           ---
  Time certificates of deposit:
    Under $100                                              6,479         5,071         3,089           623         1,375
     $100 or more                                          11,193         3,108         1,770           500           425
     Non interest-bearing demand deposits                  46,080           ---           ---           ---           ---
                                                         --------        ------        ------        ------        ------
     Total interest-bearing liabilities                   133,629         8,179         4,859         1,123         1,800
                                                         --------        ------        ------        ------        ------
Interest rate sensitivity gap                              33,341        (3,778)         (557)        2,715        41,968
                                                         --------        ------        ------        ------        ------
Cumulative interest rate sensitivity gap                   33,341        29,563        29,006        31,721        73,689
Off balance sheet financial instruments                       750           750           ---           ---           ---
                                                         --------        ------        ------        ------        ------
Net cumulative gap                                        $34,091       $30,313       $29,006       $31,721       $73,689
                                                         ========        ======        ======        ======        ======
Adjusted cumulative ratio of rate sensitive assets
to rate sensitive liabilities (2)                            1.25%         1.21%         1.20%         1.21%         1.49%
                                                         ========        ======        ======        ======        ======

(1)  Included in loans are mortgages in the process of being sold.
(2)  Ratios greater than 1.0 indicate a net asset sensitive position.
     Ratios less than 1.0 indicate a liability sensitive position. A ratio of 1.0 indicates a risk neutral position.

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

CAPITAL

Total shareholders' equity was $27.6 million at March 31, 1994, compared to $27.0 million at year-end 1993. This increase was due to earnings, plus the exercise of stock options. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1994 and 1993, the Bank's capital levels exceeded the "well capitalized" standards, the highest classification established by bank regulators.

Table 6  Capital Ratios

                                                                     Regulatory Standards
                                                                  ---------------------------
                              March 31,         December 31,                          Well
                                1994                1993          Minimum         Capitalized
                                ----                ----          -------         -----------
Total Risk Based Capital        17.0%               16.7%           8.0%             10.0%
Tier 1 Risk Base Capital        15.7                15.4            4.0               6.0
Leveraged Capital               10.7                 9.2            3.0               5.0


No dividends have been paid in 1994 or 1993. Capital being generated by current earnings are currently expected to be used to support anticipated growth of the Bank.

The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market Systems where it trades under the symbol CUBN.

EARNINGS BY LINE OF BUSINESS

Prior to the sale of the mortgage origination network in November, 1993, the Bank operated a commercial bank and a mortgage bank as two distinct business segments. In 1994, real estate lending is generally only done as part of a commercial banking relationship. For 1994, therefore, the Bank consists of only a single segment, the commercial banking operation. Table 7 shows the pre-tax operating contributions by the Commercial Banking and Mortgage Banking divisions.

Table 7  Pre-tax operating contribution by line of business (i)

Amounts in thousands of dollars
                                           March 31, 1994                           March 31, 1993
                                           --------------          -------------------------------------------
                                                                                    Commercial       Mortgage
                                           Consolidated            Consolidated     Banking          Banking
                                           -------------           -------------    -----------      ---------
Net interest income                             $2,752                   $3,814        $3,527           $287
Provisions for loan losses                           0                      150           150              0
                                                 2,752                    3,664         3,377            287
Noninterest revenue                                903                    4,349           284          4,065
Total revenues                                   3,655                    8,013         3,661          4,352
Salaries and related benefits                    1,543                    2,439         1,553            886
Other operating expenses                         1,942                    4,932         1,978          2,954
Total operating expenses                         3,485                    7,371         3,531          3,840
Operating income                                   170                      642           130            512
Gain on sale of mortgage servicing portfolio       838                      ---           ---            ---
                                                ------                   ------        ------          -----
Income before taxes                             $1,008                     $642          $130           $512
                                                ======                   ======        ======          =====
  (i)  Inter-divisional transactions have been eliminated at the division level.



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

NET INTEREST INCOME AND INTEREST RATE RISK

Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income for the first quarter of 1994 was $2.8 million, compared to $3.6 million for the same period in 1993. The change is primarily attributable to changes in volume. As a result of efforts to deal with credit quality issues and refocus the Bank on middle market business customers, loans outside target markets have been motivated to leave the Bank. Initially this has an adverse affect on net interest margin but subsequent growth of the middle market loan portfolio replaces these assets and provides a more reliable and valuable source of interest margin.

Yields on earning assets were approximately 6.5% in the first quarter of 1994, compared to a 7.6% yield for the same period in 1993. The lower average yield on earning assets in 1994 is largely due to the higher mix of Fed Funds and government securities held in 1994 compared with higher concentrations of mortgage loans in 1993.
Through October 8, 1993, net interest income continued to benefit from an interest rate swap agreement, discussed below. Rates on interest-bearing liabilities resulted in an average cost of funds of 3.0% in 1994, compared to 3.1% for 1993.

Shrinkage in the Bank's earning asset and funding liability portfolios contributed to the reduction in net interest income. Average loans during the first quarter of 1994 decreased $63 million from $200 million in the first quarter of 1993. As previously discussed, this resulted from the sale of the held for sale mortgage loans, discussed below, and management's efforts to improve the quality of the loan portfolio and redirect production to middle market commercial loans. Earning assets averaged $226 million in 1994, down $31 million from $257 million in the same period of 1993

Following the sale of the mortgage origination operation, the Bank's funded warehouse inventory was sold in the normal course of business. The liquidation of this mortgage loan portfolio is being used to increase the Bank's investment portfolio and liquidity position. This liquidity will fund the expected growth of the Bank's core commercial loan portfolio. While this transition will have a temporary adverse impact on net interest margin, it facilitates the commercial loan growth planned for 1994.

Expressing net interest income as a percent of average earning assets is referred to as margin. Margin for 1994 was 4.91%, compared to 6.01% for the same period in 1993. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. The lower margin in 1994 is largely due to the maturing of the interest rate swap discussed below.

Through October 8, 1993, the Bank continued to benefit from an interest rate swap agreement entered into October 8, 1991, which had a notional value of $100 million. Under this arrangement, the Bank received a fixed rate of 8.18% and paid interest at prime rate, which was 6.0% during 1993. The income earned from the interest rate swap agreement was $0.5 million in the first quarter of 1993.

OTHER OPERATING INCOME

The majority of other operating income in prior years was earned as the Mortgage Banking Operation originated and sold mortgage loans. The trends and composition of other operating income are shown in the following table.

Table 8 Other operating income

Amounts in thousands of dollars
                                                                                     For the Periods Ended
                                           March 31, 1994                                March 31, 1993
                                          ---------------              ---------------------------------------------------
                                                                                             Commercial          Mortgage
                                           Consolidated                 Consolidated         Banking             Banking
                                           ------------                 ------------         ----------          --------
Processing fees                                                             $225                                    $225
Capitalization of excess servicing rights                                     71                                      71
Fees on loans sold                                                           396                                     396
Premium on sales of mortgage loans                $68                      2,625                                   2,625
Service income                                    466                        480                                     480
Documentation fees                                 22                        208                 $33                 175
Other service fees and charges                    347                        267                 196                  71
Securities & other nonoperating gains               0                         77                  77                   0
Gain on sale of mortgage servicing portfolio      838                        ---                 ---                 ---
                                                  ---                        ---                 ---                 ---
Total                                          $1,741                     $4,349                $306              $4,043
                                               ======                     ======                ====              ======


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

The servicing rights were retained by the bank following sale of the mortgage origination operation. The Bank has entered into an agreement with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to dispose of any remaining portion of this portfolio by the end of 1994 because, with the sale of the mortgage origination operation, the Bank is no longer a qualified seller/servicer of such loans. In the first quarter of 1994, the bank sold a portion of the retained servicing rights at a gain of $838 thousand.

OPERATING EXPENSE

Total operating expense for the commercial bank was $1.9 million in the first quarter of 1994, compared to $2.0 million for the same period in 1993. Refocusing productive resources toward commercial banking activities and eliminating historic inefficiencies allowed this reduction. The current level of operating expense is deemed to be adequate and will be leveraged further as the core middle market business is expanded.

PROVISION FOR LOAN LOSSES

The Bank's made no provision for loan losses in 1994 compared with $150 thousand in the first quarter of 1993. This change in provision was made possible by the significant reduction of nonperforming loans.
The relationship between the level and trend of the allowance for loan losses and nonperforming assets, combined with the results of the ongoing review of credit quality, determine the level of provisions.

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

Consolidated Statements of Financial Condition      CU Bancorp and Subsidiary

Amounts in thousands of dollars                                              March 31,      December 31,
                                                                                1994           1993
                                                                                ----           ----
ASSETS
Cash and due from banks                                                      $37,511        $18,440
Federal funds sold                                                            17,000         28,000
                                                                              ------         ------
  Total cash and cash equivalents                                             54,511         46,440

Time deposits with other financial institutions                                1,377          1,377
Investment securities (Market value of $67,908 and $87,889 at March 31,
     1994 and December 31, 1993, respectively)                                68,842         88,034
Loans, (Net of allowance for loan losses of $7,226 and $6,513 at March
31, 1994, and December 31, 1993, respectively)                               129,835        134,148
Premises and equipment, net                                                      872            924
Other real estate owned, net                                                     ---            920
Accrued interest receivable and other assets                                   7,111          7,363
                                                                            --------       --------
Total Assets                                                                $262,548       $279,206
                                                                            ========       ========
LIABILITIES AND SHAREHOLDERS'EQUITY
Deposits:
  Demand deposits                                                           $123,782       $125,665
  Savings deposits                                                            69,505         66,214
  Time deposits under $100                                                    16,637         27,753
  Time deposits of $100 or more                                               16,996         19,296
                                                                             -------        -------
      Total deposits                                                         226,920        238,928

Accrued interest payable and other liabilities                                 8,006         13,288
                                                                             -------        -------
  Total liabilities                                                          234,926        252,216
                                                                             -------        -------

Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1994 or 1993                              ---            ---
  Common stock, no par value:
    Authorized - 20,000,000 shares
    Issued and outstanding - 4,437,312 in 1994, and 4,424,306 in 1993.         26,304         26,250
Retained earnings                                                               1,318            740
                                                                               ------         ------
Total Shareholders' equity                                                     27,622         26,990
                                                                               ------         ------
Total Liabilities and Shareholders' equity                                   $262,548       $279,206

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income                      CU Bancorp and Subsidiary

Amounts in thousands of dollars, except per share data                                      For the three months ended March 31,
                                                                                            ------------------------------------
                                                                                                 1994             1993
                                                                                                 ----             ----
Revenue from earning assets:
  Interest and fees on loans                                                                   $2,831           $3,773
  Benefits of interest rate hedge transactions                                                    ---              538
  Interest on taxable investment securities                                                       641              462
  Interest on tax exempt investment securities                                                      1               10
  Interest on time deposits with other financial institutions                                      16               37
  Interest on federal funds sold                                                                  147               46
                                                                                                -----            -----
    Total revenue from earning assets                                                           3,637            4,866
                                                                                                -----            -----
Cost of funds:
  Interest on interest-bearing demand deposits                                                    361              419
  Interest on savings deposits                                                                     45               92
  Interest on time deposits under $100                                                            214              162
  Interest on time deposits of $100 or more                                                       143              200
  Interest on federal funds purchased & securities sold under agreements to repurchase             23               27
  Interest on other borrowings                                                                     99              152
                                                                                                -----            -----
    Total cost of funds                                                                           885            1,052
                                                                                                -----            -----
    Net revenue from earning assets before provision for loan losses                            2,752            3,814
Provision for loan losses                                                                           0              150
                                                                                                -----            -----
    Net revenue from earning assets                                                             2,752            3,664
                                                                                                -----            -----
Other operating revenue:
  Capitalization of excess servicing rights                                                       ---               71
  Servicing income - mortgage loans sold                                                          466              480
  Other fees & charges - commercial                                                               229              206
Fees on loans sold                                                                                  0              396
Premium on sales of mortgage loans                                                                 68            2,625
Other fees and charges - mortgage                                                                 140              494
Gain on sale of mortgage servicing portfolio                                                      838              ---
Gain on sale of investment securities (before taxes of $0, and $11, in 1994, 1993, respectively)  ---               28
Gain on sale of securities held for sale (before taxes of $0 and $20  in 1994 and
     1993, respectively)                                                                          ---               49
                                                                                                -----            -----
    Total other operating revenue                                                               1,741            4,349
                                                                                                -----            -----
Other operating expenses:
  Salaries and related benefits                                                                 1,543            2,439
  Selling expenses - mortgage loans                                                               126            2,088
  Other operating expenses                                                                      1,816            2,844
                                                                                                -----            -----
    Total operating expenses                                                                    3,485            7,371
                                                                                                -----            -----
Income before provision for income taxes                                                        1,008              642
Provision for income taxes                                                                        430              258
                                                                                                -----            -----
Net income                                                                                       $578             $384
                                                                                                =====            =====
Earnings per share                                                                              $0.13            $0.09
                                                                                                =====            =====
The accompanying notes are an integral part of these consolidated financial statements.


CU BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS OF DOLLARS)


                                                                           For the three months
                                                                              ended March 31,
                                                                           ---------------------
                                                                           1994             1993
                                                                           ----             ----
Cash flows from operating activities:

Net income                                                                $578              $384

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                  ---               150
Increase (decrease) in cash provided by other operating activities      (4,004)            1,307
                                                                        ------            ------
Total adjustments                                                       (4,004)            1,457
                                                                        ------            ------
Net cash (used) by operating activities                                 (3,426)            1,841
                                                                        ------            ------

Cash flows from investing activities:

Net (increase) decrease in investment securities                        19,192            46,880
Net (increase) decrease in loans                                         4,313           (11,269)
(Increase) in other investing activities                                   (54)             (129)
                                                                        ------            ------
Net cash provided by investing activities                               23,451            35,482

Cash flows from financing activities:

Net increase (decrease) in demand and savings deposits                   1,408           (35,409)
Net increase (decrease) in time certificates of deposit                (13,416)           19,002
Net increase in other financing activities                                  54                 0
                                                                        ------            ------

Net cash (used) by financing activities                                (11,954)          (16,407)
                                                                        ------            ------

Net increase in cash and cash equivalents                                8,071            20,916
Cash and cash equivalents at beginning of year                          46,440            55,989
                                                                       -------           -------
Cash and cash equivalents at end of year                               $54,511           $76,905
                                                                       =======           =======

The accompanying notes are an integral part of these consolidated financial statements.


Notes to Consolidated Financial Statements
March 31, 1994
UNAUDITED



Note A.  BASIS OF PRESENTATION

The accounting and reporting policies of CU Bancorp ("the Company") and its wholly owned subsidiary, California United Bank, N.A. ("the Bank"), are prepared in accordance with generally accepted accounting principles used in the banking industry. All material inter company balances have been eliminated and all material interim period adjustments which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations, and cash flow have been made.

Note B.  EARNINGS PER SHARE

Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented, except when the effect of the latter would be anti-dilutive.

NOTE C.  SECURITIES

The Bank has the intent and ability to hold its investment securities until maturity. Accordingly, investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts on a straight-line basis, which approximates the effective interest method. Gains and losses recognized on the sale of investment securities are based upon the adjusted cost and determined using the specific identification method.

The Bank has no securities classified as "held for sale", indicating the willingness to sell these securities under certain conditions. These securities would be carried at current market value with unrealized gains or losses not recognized as current income but reported as an increase or decrease to capital in the statements of financial condition and in the statements of shareholders' equity.

The following tables set forth the book value and market value, of investment securities at March 31, 1994.


                                                         Gross Unrealized     Gross Unrealized
  (Thousands of dollars)                  Book Value           Gains               Losses             Market Value
                                          ----------           -----               ------             ------------
  U.S. Treasury Securities                  $57,516                                $(961)                $56,555
  U.S. Government Agency Securities          10,143                                                       10,143
  State and Municipal Securities                750             $28                                          778
  Other                                           0                                                            0
  Federal Reserve Bank Stock                    433                                                          433
                                            -------             ---                -----                 -------
  Total                                     $68,842             $28                $(961)                $67,909
                                            =======             ===                =====                 =======

At March 31, 1994, investment securities with a book value of $20.8 million were pledged to secure U.S. District Court deposits and for other purposes as required or permitted by law. Included in interest on investment securities is $1.0 thousand of interest from tax-exempt securities.

Note D.  AVERAGE FEDERAL RESERVE BALANCES

The average cash reserve required to be maintained at the Federal
Reserve Bank was approximately $6 million, $9 million, and $8 million for the periods ending March 31, 1994 and December 31 and March 31, 1993, respectively.

Note E.  PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.

Note F.  OTHER REAL ESTATE OWNED

Real estate owned, acquired either through foreclosure or deed in lieu of foreclosure, is carried at the lower of cost or fair value. When acquired, any excess of the loan amount over the fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to operation expenses in the periods that they become known. There was no other real estate owned as of March 31, 1994. Other real estate owned at December 31, and March 31, 1993 was $.9 million and $4.4 million, respectively.

Note G.  INCOME TAXES

Effective January 1, 1993, the Bank implemented the provisions of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The implementation had no significant impact on the financial condition or operations of the Bank. SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Note H.  LOANS

Loans are carried at face amount, less payments collected, allowance for loan losses, and unamortized deferred fees. Interest on loans is accrued monthly on a simple interest basis. The general policy of the Bank is to discontinue the accrual of interest and transfer loans to nonaccrual (cash basis) status where reasonable doubt exists with respect to the timely collectibility of such interest. Payments on nonaccrual loans are accounted for using a cost recovery method.

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

Note I.  RECLASSIFICATIONS

Certain items have been reclassified in the prior period financial statements presented herein, in order to conform to classifications followed for March 31, 1994.

Note J.  LEGAL MATTERS

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

Note K.  REGULATORY MATTERS

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

                               SIGNATURES




    Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            CU BANCORP
                                            May 12, 1994




                                        By: PATRICK HARTMAN
                                            ---------------
                                            Patrick Hartman
                                            Chief Financial Officer

Part II - Other Information


Item 1.  Legal Proceedings

    Please refer to Notes J and K, on pages 22 and 23 above, for a complete discussion of both legal and regulatory matters.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Filings on Form 8-K

  (a) Exhibits:
    (10)    Material Contracts
          (i) Mortgage Servicing Purchase and Sale Agreement
              Dated March 31, 1994                            pg.  26

  (b) Reports on Form 8-K:
    None.