Form 10-Q
period 1994-06-30
CU BANCORP
filed 1994-08-12
CIK 356050

26
                                FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

          /X/ For the Quarterly Period Ended June 30, 1994, or

              Transition Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________.



                        Commission File Number  0-11008



                                CU BANCORP
                  (Exact name of registrant as specified in its charter)

                California                          95-3657044
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

                              Yes /X/   No / /


As of June 30, 1994, the Registrant has outstanding 4,437,312 shares of its Common stock, no par value.

                                CU BANCORP
                          Quarter Ended June 30, 1994
                          Table of Contents - Form 10-Q


                                                                  Page
Part I. Financial Information

    Item 1.  Financial Statements

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                          3

        Consolidated Statements of Financial Condition:
        -June 30, 1994, and December 31, 1993.                      21

        Consolidated Statements of Income:
        -Three and Six Month Periods Ended June 30, 1994, and
         June 30, 1993.                                             22

        Consolidated Statements of Cash Flows:
        -Six Month Periods Ended June 30, 1994, and
         June 30, 1993.                                             23

        Notes to Consolidated Financial Statements                  24

        Signatures                                                  27


Part II.  Other Information

    Item 1.  Legal Proceedings                                      28

    Item 2.  Changes in Securities                                  28

    Item 3.  Defaults Upon Senior Securities                        28

    Item 4.  Submission of Matters to a Vote of Security Holders    28

    Item 5.  Other Information                                      28

    Item 6.  Exhibits and Filings on Form 8-K                       28


MANAGEMENT DISCUSSION AND ANALYSIS

OVERVIEW

The Company earned $608 thousand, or $0.13 per share, during the second quarter of 1994, compared to $557 thousand, or $0.12 per share, during the same period in 1993. This represented the sixth consecutive quarter of increased profits. Second quarter 1994 earnings included profitable performance by the bank and a gain on the sale of a portion of the mortgage servicing rights retained by the Bank when its mortgage origination network was sold in 1993.

The Bank's asset quality ratios continue to be exceptionally strong. At June 30, 1994, nonperforming assets were $1.0 million, down $0.1 million, or 9%, from the prior quarter, and nearly $9.0 million, or 90% from the second quarter of 1993. At June 30, 1994, the Bank did not have any real estate acquired through foreclosure. The improvement in asset quality over the past year is illustrated by Graph 1: Nonperforming Assets. The Bank's allowance for loan losses as a percent of both nonperforming loans and nonperforming assets at the end of the second quarter of 1994 was 699%, compared to second quarter 1993 levels of 118% and 77%, respectively. This trend can be seen in Graph 2: Ratio of Allowance for Loan Losses to Nonperforming Assets.


GRAPH 1 DATA:  NONPERFORMING ASSETS

                            June 30,         September 30,        December 31,         March 31,            June 30,
                              1993                1993                1993                1994                1994
                             ------              ------              ------              ------              ------
Nonperforming Loans          $6,530              $1,065              $1,378              $1,108              $1,042
Nonperforming Assets          9,988               4,034               2,298               1,108               1,042


The allowance for loan losses as a percentage of nonperforming loans and assets has increased as both nonperforming categories were reduced. During the first half of 1994, the Bank enjoyed a net recovery as recoveries exceeded chargeoffs for the second consecutive quarter. Net recoveries further increase the allowance's coverage of the nonperforming loans and assets.


GRAPH 2 DATA: ALLOWANCE FOR LOAN LOSSES TO NONPERFORMING ASSETS

                                   June 30,         September 30,        December 31,         March 31,            June 30,
                                     1993                1993                1993                1994                1994
                                     ----                ----                ----                ----                ----
Allowance to:
    Nonperforming Loans               118%                536%                473%                652%                699%
    Nonperforming Assets               77%                142%                283%                652%                699%


Capital ratios are strong, substantially exceeding levels required to be in the "well capitalized" category established by bank regulators. The Total Risk-Based Capital Ratio was 17.2%, the Tier 1 Risk-Based Capital Ratio was 15.9%, and the Leverage Ratio was 10.6% at June 30, 1994, compared to 16.7%, 15.4%, and 9.2%, respectively, at year-end 1993. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

The successful results in 1993 concerning asset quality, regulatory relations, growth of middle market lending and strategic focus make expansion and growth possible in 1994. Two new loan production offices were opened in January 1994. These offices will allow expanded market penetration and commercial portfolio diversification. On April 1, 1994, the Bank acquired the deposits of the Encino branch of Mechanics National Bank from the FDIC, to expand and improve deposit mix.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO COMPOSITION AND CREDIT RISK
Loan portfolio quality continues to be a focal point of management's attention. As a result, considerable improvements have been made. Credit policies have been established to promote quality production. Target markets have been redefined to emphasize middle market commercial lending and reduce real estate concentrations. Further, the Bank's credit policy limits concentrations of loans in any industry or collateral.

The Bank's focus on middle market lending, in its infancy at year-end 1992, gained momentum in 1993 and 1994. While total loans decreased from December 31, 1993 to June 30, 1994 the assets of the core commercial bank increased. Offsetting this, the remaining Held for Sale mortgages of $10.4 million at December 31, 1993 were sold in the first quarter of 1994. Excluding this planned liquidation, loans increased by $13 million, or 9%, for the six months ended June 30, 1994.


TABLE 1  LOAN PORTFOLIO COMPOSITION

Amounts in thousands of dollars             June 30,          December 31,          June 30,
                                              1994                1993                1993
                                            --------            --------            --------
Commercial & Industrial Loans               $135,725            $120,513            $125,583
Real Estate Loans:
    Held for Sale                                  0              10,426              59,032
    Mortgages                                  6,456               8,496              11,578
    Construction                                 846               1,226                 244
Other Loans                                      223                   0                 481
                                            --------            --------            --------
Total loans net of unearned fees            $143,250            $140,661            $196,918
                                            ========            ========            ========


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

Lending efforts have been directed away from commercial real estate, as well as construction and multifamily lending. The Bank is now focused on business lending to middle market customers. Current credit policy now permits commercial real estate lending generally only as part of a complete commercial banking relationship with a middle market customer. Existing commercial real estate loans, 16% of the loan portfolio, or $23 million at June 30, 1994, compared to $27 million at year-end 1993, are secured by first or second liens on office buildings and other structures. The loans are secured by real estate that had appraisals in excess of loan amounts at origination.

Monitoring and controlling the Bank's allowance for loan losses is a continuous process. All loans are assigned a risk grade, as defined by credit policies, at origination and are monitored to identify changing circumstances that could modify their inherent risks. These classifications are one of the criteria considered in determining the adequacy of the allowance for loan losses.

The amount and composition of the allowance for loan losses is as follows:


TABLE 2  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Amounts in thousands of dollars                        June 30,          December 31,          June 30,
                                                         1994                1993                1993
                                                        ------              ------              ------
Commercial & Industrial Loans                           $5,971              $5,699              $6,672
Real estate loans - Held for Sale                            0                  67                 238
Real estate loans - Mortgages                              643                 225                 407
Real estate loans - Construction                           100                  10                  37
Other loans                                                  2                   0                  11
                                                        ------              ------              ------
Loans                                                    6,716               6,001               7,365
Unfunded commitments and letters of credit                 563                 512                 368
                                                        ------              ------              ------
Total Allowance for loan losses                         $7,279              $6,513              $7,733
                                                        ======              ======              ======


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

Activity in the allowance, classified by type of loan, is as follows:


TABLE 3   ANALYSIS OF THE CHANGES IN THE ALLOWANCE FOR LOAN LOSS

Amounts in thousands of dollars                                             For the Periods Ended
                                                               June 30,          December 31,          June 30,
                                                                 1994                1993                1993
                                                               -------             -------             -------
Balance at January 1                                            $6,513             $12,986             $12,986
                                                               -------             -------             -------
Loans charged off:
  Real estate secured loans                                        361               3,266               2,223
  Commercial loans secured and unsecured                           501               6,582               4,614
  Loans to individuals, installment and other loans                  0                 901                 339
                                                               -------             -------             -------
     Total charge-offs                                             862              10,749               7,176
                                                               -------             -------             -------
Recoveries of loans previously charged off:
  Real estate secured loans                                        519                 393                   2
  Commercial loans secured and unsecured                         1,106               3,189               1,434
  Loans to individuals, installment and other loans                  3                 244                 187
                                                               -------             -------             -------
     Total recoveries of loans previously charged off            1,628               3,826               1,623
                                                               -------             -------             -------
Net charge-off (recovery)                                         (766)              6,923               5,553
Provision for loan losses                                            0                 450                 300
                                                               -------             -------             -------
Balance at end of period                                        $7,279              $6,513              $7,733
                                                               =======             =======             =======
Net loan charge-offs (recoveries) as a
percentage of average gross loans outstanding
during the period ended                                          (0.56%)              3.49%               2.68%
                                                               =======             =======             =======


The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At June 30, 1994, nonperforming loans amounted to $1.0 million, down 24% from $1.4 million at December 31, 1993.


TABLE 4:  NONPERFORMING ASSETS

Amounts in thousands of dollars                           June 30,          December 31,          June 30,
                                                            1994                1993                1993
                                                          ------              ------              ------
Loans not performing (1)                                    $342                $378              $3,853
Insubstance foreclosures                                     700               1,000               2,677
                                                          ------              ------              ------
Total nonperforming loans                                  1,042               1,378               6,530
Other real estate owned                                        0                 920               3,458
                                                          ------              ------              ------
Total nonperforming assets                                $1,042              $2,298              $9,988
                                                          ======              ======              ======

Allowance for loan losses as a percent of:
    Nonperforming loans                                      699%                473%                118%
    Nonperforming assets                                     699%                283%                 77%

Nonperforming assets as a percent of total assets            0.4%                0.8%                3.3%
Nonperforming loans as a percent of total loans              0.7%                1.0%                3.0%

Note 1:
  Loans not performing
    Performing as agreed                                    $118                  $9              $1,361
    Partial performance                                       99                 369               2,415
    Not performing                                           125                   0                  77
                                                          ------              ------              ------
                                                            $342                $378              $3,853
                                                          ======              ======              ======
  Nonaccrual:
    Loans                                                   $342                $378              $3,071
    Troubled debt restructurings                               0                   0                 782

(a)  Past due with respect to principal and/or interest and continuing to accrue interest.


SECURITIES
The securities portfolio at June 30, 1994, totaled $58 million, compared to $88 million at year-end 1993. The securities are all held in a Held for Investment portfolio. This portfolio is recorded at amortized cost. It is the Bank's intention to hold these securities to their individual maturity dates. There was no held for sale portfolio at June 30, 1994 or year-end 1993.

There have been no realized gains or losses on securities in the first half of 1994. Gains of $77 thousand were realized in the first six months of 1993. At June 30, 1994, there were unrealized gains of $22 thousand and losses of $1.5 million in the securities portfolio.

Additional information concerning securities is provided in the footnotes to the accompanying financial statements.




OTHER REAL ESTATE OWNED
At June 30, 1994, there was no Other Real Estate Owned on the Bank's balance sheet, compared with $920 thousand at December 31, 1993. The carrying values of these properties are at fair value, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against an allowance for real estate owned losses created by charging a provision to other operating expenses. Expenses related to Other Real Estate Owned were $12 thousand in the six months ended June 30, 1994, with no expenses incurred in the second quarter. This compares to $75 thousand and $88 thousand in the three and six month periods ended June 30, 1993.

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

The Bank offers products and services allowing customers to operate with increased efficiency. A substantial portion of the services, provided through third party vendors, are automated data processing and accounting for trust balances maintained on deposit at the Bank. These and other banking related services, such as messenger and deposit courier services, will be limited or charged back to the customer if the deposit relationship profitability does not meet the Bank's expectations.

Noninterest bearing deposits represent nearly the entire title and escrow relationship. These balances have been reduced substantially as the Bank focused on middle market business loans. The balance at June 30, 1994, was $60.9 million compared to $58.1 million at December 31, 1993. Costs relative to servicing the above relationships are the significant portion of the Bank's customer data processing and messenger and courier costs. There have been no significant changes in these costs in the first six months of 1994.


TABLE 5 REAL ESTATE ESCROW AND TITLE INSURANCE COMPANY DEPOSITS

                                                                                                         Average Balance
                                                           Six Months Ended                             Six months ended
Amounts in thousands of dollars                              June 30, 1994                                June 30, 1994
                                                              Percent of                                   Percent of
                                                 Amount          Total       Percent of       Amount          Total       Percent of
                                                               Deposits         Class                       Deposits         Class
                                                --------       --------       --------      --------        --------       --------
June 30, 1994 Balances
Noninterest bearing demand deposits              $60,904          25%            49%         $51,112           23%            47%

Interest-bearing demand  & savings deposits        1,063           1%             1%           2,227            1%             2%
                                                --------       --------       --------      --------        --------       --------
Total deposit concentration                      $61,967          26%                        $53,339           24%
                                                ========       ========                                     ========

December 31, 1993 - Year to Date Balances        $58,943          25%                        $70,238           26%
                                                ========       ========                     ========        ========


The Bank had $15.9 million in certificates of deposit larger than $100 thousand dollars at June 30, 1994. The maturity distribution of these deposits is relatively short term, with $11.2 million maturing within 3 months and the balance maturing within 12 months.

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

From time to time the Bank may experience liquidity shortfalls ranging from one to several days. In these instances, the Bank will either purchase federal funds, and/or sell securities under repurchase agreements. These actions are intended to bridge mismatches between funding sources and requirements, and are designed to maintain the minimum required balances. The Bank had no Federal Funds purchased or borrowings under repurchase agreements in the first six months of 1994.

The Bank's historical portfolio of large certificates of deposit (those of $100 thousand or more) has not been significant relative to the total deposit base. At June 30, 1994 this funding source was 6.5% of average deposits, compared to 7.3% at December 31, 1993. This funding source has traditionally been used to manage liquidity needs within the deposit portfolio.


TABLE 6   INTEREST RATE MATURITIES OF EARNING ASSETS AND FUNDING LIABILITIES AT JUNE 30, 1994

Amounts in thousands of dollars                                        Amounts Maturing or Repricing in
                                                                  More Than 3    More Than 6    More Than 9
                                                                   Months But     Months But     Months But
                                                    Less Than      Less Than      Less Than      Less than      12 Months
                                                     3 Months       6 Months       9 Months      12 Months        & Over
                                                    ---------      ---------      ---------      ---------      ---------
Earning Assets
 Gross Loans                                         $134,149           $803         $2,178           $423         $5,697
 Securities                                             3,036          4,391          3,000          3,003         45,953
Federal funds sold & other                             33,000            ---            ---            ---            ---
                                                    ---------      ---------      ---------      ---------      ---------
     Total earning assets                             170,185          5,194          5,178          3,426         51,650
                                                    ---------      ---------      ---------      ---------      ---------
Interest-bearing deposits:
  Now and money market                                 81,346
  Savings                                               8,951
  Time certificates of deposit:
    Under $100                                          8,397          2,650          1,225          1,399            106
     $100 or more                                      11,156          3,181            600            835            105
     Non interest-bearing demand deposits              45,159            ---            ---            ---            ---
                                                    ---------      ---------      ---------      ---------      ---------
     Total funding liabilities                        155,009          5,831          1,825          2,234            211
                                                    ---------      ---------      ---------      ---------      ---------
Interest rate sensitivity gap                          15,176           (637)         3,353          1,192         51,439
                                                    ---------      ---------      ---------      ---------      ---------
Cumulative interest rate sensitivity gap               15,176         14,539         17,892         19,084         70,523
Off balance sheet financial instruments                     0              0              0              0              0
                                                    ---------      ---------      ---------      ---------      ---------
Net cumulative gap                                    $15,176        $14,539        $17,892        $19,084        $70,523
                                                    =========      =========      =========      =========      =========
Adjusted cumulative ratio of rate sensitive
assets to rate sensitive liabilities (1)                 1.10%          1.09%          1.11%          1.12%          1.43%
                                                    =========      =========      =========      =========      =========

 (1)  Ratios greater than 1.0 indicate a net asset sensitive position.
  Ratios less than 1.0 indicate a liability sensitive position. A ratio of 1.0 indicates a risk neutral position.


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

CAPITAL
Total shareholders' equity was $28.2 million at June 30, 1994, compared to $27.0 million at year-end 1993. This increase was due to earnings, plus the exercise of stock options. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1994 and 1993, the Bank's capital levels exceeded the "well-capitalized" standards, the highest classification established by bank regulators.


TABLE 7  CAPITAL RATIOS

                                                                                  Regulatory Standards
                                      June 30,          December 31,         Adequately             Well
                                        1994                1993            Capitalized         Capitalized
                                        ----                ----                ----                ----
Total Risk Based Capital                17.2%               16.7%                8.0%               10.0%
Tier 1 Risk Base Capital                15.9                15.4                 4.0                 6.0
Leveraged Capital                       10.6                 9.2                 4.0                 5.0


No dividends have been paid in 1994 or 1993. Capital being generated by current earnings is currently expected to be used to support anticipated growth of the Bank.

The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market Systems where it trades under the symbol CUBN.


TABLE 8  STOCK PRICES - UNAUDITED

                                      1994                      1993
                                  High         Low          High         Low
                                  ----         ----         ----         ----
First Quarter                    $7.50        $6.50        $6.25        $3.38
Second Quarter                    7.00         5.75         7.00         4.75
Third Quarter                      ---          ---         6.25         5.00
Fourth Quarter                     ---          ---         7.25         5.75


EARNINGS BY LINE OF BUSINESS
Prior to the sale of the mortgage origination network in November, 1993, the Bank operated a commercial bank and a mortgage bank as two distinct business segments. In 1994, real estate lending is generally only done as part of a commercial banking relationship. For 1994, therefore, the Bank consists of only a single segment, the commercial banking operation.
Tables 9A and 9B show the pre-tax operating contributions by the Commercial Banking and Mortgage Banking divisions for the three and six months ended June 30, 1994 and 1993.


TABLE 9A  PRE-TAX OPERATING CONTRIBUTION BY LINE OF BUSINESS (I)

Amounts in thousands of dollars                     For the three                              For the three
                                                     months ended                              months ended
                                                    June 30, 1994                              June 30, 1993
                                                    -------------                              -------------
                                                                                                   Commercial          Mortgage
                                                     Consolidated             Consolidated          Banking             Banking
                                                     ------------             ------------          -------             -------
Net interest income                                        $3,320                   $3,830           $3,479                $351
Provisions for loan losses                                      0                      150               75                  75
                                                           ------                   ------           ------               -----
                                                            3,320                    3,680            3,404                 276
Noninterest revenue                                           592                    5,985              179               5,806
                                                           ------                   ------           ------               -----
Total revenues                                              3,912                    9,665            3,583               6,082
                                                           ------                   ------           ------               -----
Salaries and related benefits                               1,536                    2,822            1,648               1,174
Other operating expenses                                    2,016                    5,906            1,845               4,061
                                                           ------                   ------           ------               -----
Total operating expenses                                    3,552                    8,728            3,493               5,235
                                                           ------                   ------           ------               -----
Operating income                                              360                      937               90                 847
Gain on sale of mortgage servicing portfolio                  720                      ---              ---                 ---
                                                           ------                   ------           ------               -----
Income before taxes                                        $1,080                     $937              $90                 $847
                                                           ======                   ======           ======               ======

  (i) Inter-divisional transactions have been eliminated at the division level.


TABLE 9B  PRE-TAX OPERATING CONTRIBUTION BY LINE OF BUSINESS (I)

Amounts in thousands of dollars                      For the six                                For the six
                                                     months ended                              months ended
                                                    June 30, 1994                              June 30, 1993
                                                    -------------                              -------------
                                                                                                 Commercial            Mortgage
                                                     Consolidated             Consolidated          Banking             Banking
                                                     ------------             ------------          -------             -------
Net interest income                                        $6,072                   $7,644           $7,006                $638
Provisions for loan losses                                      0                      300              225                  75
                                                           ------                   ------           ------              ------
                                                            6,072                    7,344            6,781                 563
Noninterest revenue                                         1,495                   10,334              463               9,871
                                                           ------                   ------           ------              ------
Total revenues                                              7,567                   17,678            7,244              10,434
                                                           ------                   ------           ------              ------
Salaries and related benefits                               3,079                    5,303            3,243               2,060
Other operating expenses                                    3,958                   10,796            3,782               7,014
                                                           ------                   ------           ------              ------
Total operating expenses                                    7,037                   16,099            7,025               9,074
                                                           ------                   ------           ------              ------
Operating income                                              530                    1,579              219               1,360
Gain on sale of mortgage servicing portfolio                1,558                      ---              ---                 ---
                                                           ------                   ------           ------              ------
Income before taxes                                        $2,088                   $1,579             $219              $1,360
                                                           ======                   ======           ======              ======
  (i)  Inter-divisional transactions have been eliminated at the division level.


The Bank continues to take steps to facilitate the expansion and market penetration of the commercial bank including the creation of loan production offices, establishment of a Small Business Administration ("SBA") loan production group, and development of an international trade services group.

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

NET INTEREST INCOME AND INTEREST RATE RISK
Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income was $3.3 million and $6.1 million for the three and six month periods ended June 30, 1994, compared to $3.8 million and $7.6 million for the comparable periods in 1993. The change is primarily attributable to changes in volume. As a result of efforts to deal with credit quality issues and refocus the Bank on middle market business customers, loans outside target markets have been motivated to leave the Bank. Initially this has an adverse affect on net interest margin but subsequent growth of the middle market loan portfolio replaces these assets and provides a more reliable and valuable source of interest margin.


Table 10  Analysis of Changes in Net Interest Income (1)

Amounts in thousands of dollars                  Six months ended June 30,                    Six months ended June 30,
                                                   1994 compared to 1993                        1993 compared to 1992
                                                   ---------------------                        ---------------------
   Increases(Decreases)                    Volume          Rate           Total         Volume         Rate            Total
                                          -------       -------         -------        -------      -------          -------
Interest Income
   Loans, net                             $(2,811)          $52         $(2,759)       $(2,634)        $(92)         $(2,726)
   Investments                                449           (25)            424           (652)        (532)          (1,184)
   Federal Funds Sold                         256            39             295           (305)        (102)            (407)
                                          -------          ----         -------        -------      -------          -------
    Total interest income                  (2,106)           66          (2,040)        (3,591)        (726)          (4,317)
                                          -------          ----         -------        -------      -------          -------
Interest Expense
   Interest-bearing deposits:
     Demand                                    56           (72)            (16)          (185)        (348)            (533)
     Savings                                  (70)           (3)            (73)           (62)         (77)            (139)
     Time Certificates of deposit:
       Under $100                             (84)           (1)            (85)           262          (47)             215
       $100 or more                          (209)           12            (197)          (202)        (167)            (369)
Federal funds purchased / Repos                 0           (43)            (43)           (16)          (4)             (20)
Other borrowings                              (60)            6             (54)             0          242              242
                                          -------          ----         -------        -------      -------          -------
    Total interest expense                   (367)         (101)           (468)          (203)        (401)            (604)
                                          -------          ----         -------        -------      -------          -------
    Net interest income                   $(1,739)         $167         $(1,572)       $(3,388)       $(325)         $(3,713)
                                          =======          ====         =======        =======      =======
 (1)  The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.


Yields on earning assets were approximately 7.5% and 7.1% for the three and six months ended June 30, 1994, compared to an 8.1% yield for both periods in 1993. The lower average yield on earning assets in 1994 is largely due to the higher mix of Fed Funds and government securities held in 1994 compared with higher concentrations of mortgage loans in 1993. Through October 8, 1993, net interest income continued to benefit from an interest rate swap agreement, discussed below. Rates on interest-bearing deposits resulted in an average cost of funds of 2.7% in 1994, compared to 2.9% for the same period in 1993.

Shrinkage in the Bank's earning asset and funding liability portfolios contributed to the reduction in net interest income. Average loans during the second quarter of 1994 decreased $60 million from $191 million in the second quarter of 1993. As previously discussed, this resulted from the sale of the held for sale mortgage loans, discussed below, and management's efforts to improve the quality of the loan portfolio and redirect production to middle market commercial loans. Earning assets averaged $220 million in 1994, down $23 million from $243 million in the same period of 1993.

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


TABLE 11  AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

                                                          Six months ended                             Six months ended
Amounts in thousands of dollars                             June 30, 1994                                June 30, 1993
                                                            -------------                                -------------
                                                              Interest                                     Interest
                                                              Income or       Annual                       Income or      Annual
                                                Balance        Expense     Yield or Rate     Balance        Expense    Yield or Rate
                                               --------       --------     -------------    --------       --------    -------------
Interest Earning Assets
 Loans, Net                                    $130,601         $6,043           9.25%      $191,361         $8,802        9.20%
 Investments                                     65,755          1,290           3.92         40,486            826        4.08
 Certificates of Deposit in other banks           1,377             32           4.65          3,903             72        3.69
 Federal Funds Sold                              22,594            399           3.53          7,652            104        2.72
                                               --------       --------           ----       --------       --------        ----
 Total Earning Assets                           220,327          7,764           7.05        243,402          9,804        8.06
Non Earning Assets
  Cash & Due From Banks                          28,762                                       49,440
  Other Assets                                    8,009                                       16,795
                                               --------                                     --------
Total Assets                                   $257,098                                     $309,637
Interest-bearing Liabilities
  Demand                                        $66,945            778           2.32        $62,384            794        2.55
  Savings                                         8,283            101           2.44         14,082            174        2.47
Time Certificates of Deposits
  Less Than $100                                 19,260            349           3.62         23,932            434        3.63
  More Than $100                                 17,318            276           3.19         30,454            473        3.11
Fed Funds Purchased / Repos                         ---            ---            ---          2,588             43        3.32
                                               --------       --------           ----       --------       --------        ----
Total Interest-bearing Liabilities              111,806          1,504           2.69        133,440          1,918        2.87
Noninterest-bearing Deposits                    109,787                                      141,375
                                               --------                                     --------
Total Deposits                                  221,593          1,504           1.36        274,815          1,918        1.40
Other Borrowings                                  5,476            188           6.87          7,221            242        6.70
                                               --------       --------           ----       --------       --------        ----
Total Funding Liabilities                       227,069          1,692           1.49        282,036          2,160        1.53
Other Liabilities                                 2,812                                        2,306
Shareholders' Equity                             27,217                                       25,295
                                               --------                                     --------
Total Liabilities and Shareholders' Equity     $257,098                                     $309,637
                                               ========                                     ========
Net Interest Income                                             $6,072           5.51%                       $7,644        6.28%
                                                              ========           ====                      ========        ====
Shareholders' Equity to Total Assets              10.59%                                        8.17%
                                                  =====                                        =====


Expressing net interest income as a percent of average earning assets is referred to as margin. Margin was 6.03% and 5.51% for the three and six months ended June 30, 1994, compared to 6.30 and 6.28% for the same periods in 1993. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. The lower margin in 1994 is largely due to the maturing of the interest rate swap discussed below.

Through October 8, 1993, the Bank continued to benefit from an interest rate swap agreement entered into October 8, 1991, which had a notional value of $100 million. Under this arrangement, the Bank received a fixed rate of 8.18% and paid interest at prime rate, which was 6.0% during 1993. The income earned from the interest rate swap agreement was $543 thousand and $1.1 million in the three and six month periods ending June 30, 1993.

OTHER OPERATING INCOME
The majority of other operating income in prior years was earned as the Mortgage Banking Operation originated and sold mortgage loans. The trends and composition of other operating income are shown in the following table.


TABLE 12A OTHER OPERATING INCOME

Amounts in thousands of dollars                     For the three                              For the three
                                                     months ended                              months ended
                                                    June 30, 1994                              June 30, 1993
                                                    -------------                              -------------
                                                                                                  Commercial           Mortgage
                                                     Consolidated             Consolidated          Banking             Banking
                                                     ------------             ------------          -------             -------
Processing fees                                                                       $333                                 $333
Capitalization of excess servicing rights                                              128                                  128
Fees on loans sold                                            $15                      311                                  311
Premium on sales of mortgage loans                             15                    4,168                                4,168
Servicing income                                              249                      523                                  523
Documentation fees                                             22                      277              $27                 250
Other service fees and charges                                291                      245              160                  85
Securities & other nonoperating gains                           0                        0                0                   0
Gain on sale of mortgage servicing portfolio                  720                      ---              ---                 ---
                                                           ------                   ------           ------              ------
Total                                                      $1,312                   $5,985             $187              $5,798
                                                           ======                   ======           ======              ======


TABLE 12B OTHER OPERATING INCOME

Amounts in thousands of dollars                      For the six                                For the six
                                                     months ended                              months ended
                                                    June 30, 1994                              June 30, 1993
                                                    -------------                              -------------
                                                                                                  Commercial           Mortgage
                                                     Consolidated             Consolidated          Banking             Banking
                                                     ------------             ------------          -------             -------
Processing fees                                                                       $566                                 $566
Capitalization of excess servicing rights                                              199                                  199
Fees on loans sold                                            $15                      708                                  708
Premium on sales of mortgage loans                             83                    6,793                                6,793
Servicing income                                              714                    1,003                                1,003
Documentation fees                                             44                      485              $60                 425
Other service fees and charges                                639                      503              324                 179
Securities & other nonoperating gains                           0                       77               77                   0
Gain on sale of mortgage servicing portfolio                1,558                      ---              ---                 ---
                                                          -------                  -------          -------             -------
Total                                                      $3,053                  $10,334             $461              $9,873
                                                          =======                  =======          =======             =======


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

The servicing rights were retained by the bank following sale of the mortgage origination operation. The Bank has entered into an agreement with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to dispose of any remaining portion of this portfolio by the end of 1994 because, with the sale of the mortgage origination operation, the Bank is no longer a qualified seller/servicer of such loans. During the first half of 1994, the bank sold a portion of the retained servicing rights realizing gains of $838 thousand in the first quarter and $720 thousand in the second quarter.

OPERATING EXPENSE
Total operating expense for the commercial bank was $3.6 million and $7.0 million in the three and six months ended June 30, 1994, compared to $3.5 million and $7.0 million for the same periods in 1993. Operating expenses for the consolidated Bank have declined in 1994, primarily due to the sale of the mortgage origination operation at the end of 1993. The current level of operating expense is deemed to be adequate and will be leveraged further as the core middle market business is expanded.

PROVISION FOR LOAN LOSSES
The Bank's made no provision for loan losses in 1994 compared with $150 thousand in the second quarter of 1993. This change in provision was made possible by the significant reduction of nonperforming loans. The relationship between the level and trend of the allowance for loan losses and nonperforming assets, combined with the results of the ongoing review of credit quality, determine the level of provisions.

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


Consolidated Statements of Financial Condition        CU Bancorp and Subsidiary

Amounts in thousands of dollars                                              June 30,             December 31,
                                                                               1994                    1993
Assets                                                                         ----                    ----
Cash and due from banks                                                     $42,500                 $18,440
Federal funds sold                                                           33,000                  28,000
                                                                             ------                  ------
  Total cash and cash equivalents                                            75,500                  46,440

Time deposits with other financial institutions                               1,377                   1,377
Investment securities (Market value of $56,502 and $87,889
  June 30, 1994 and December 31, 1993, respectively)                         58,005                  88,034
Loans, (Net of allowance for loan losses of $7,279 and $6,513 at
  June 30, 1994, and December 31, 1993, respectively)                       135,971                 134,148
Premises and equipment, net                                                     790                     924
Other real estate owned, net                                                      0                     920
Accrued interest receivable and other assets                                  6,754                   7,363
                                                                           --------                --------
Total Assets                                                               $278,397                $279,206
                                                                           ========                ========

Liabilities and Shareholders' equity
Deposits:
  Demand deposits                                                          $122,739                $125,665
  Savings deposits                                                           90,297                  66,214
  Time deposits under $100                                                   13,777                  27,753
  Time deposits of $100 or more                                              15,877                  19,296
                                                                            -------                 -------
      Total deposits                                                        242,690                 238,928

Accrued interest payable and other liabilities                                7,477                  13,288
                                                                            -------                 -------
  Total liabilities                                                         250,167                 252,216
                                                                            -------                 -------
Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1994 or 1993                             ---                     ---
  Common stock, no par value:
    Authorized - 20,000,000 shares
   Issued and outstanding - 4,437,312 in 1994, and
   4,424,306 in 1993.                                                        26,304                  26,250
Retained earnings                                                             1,926                     740
                                                                            -------                 -------
Total Shareholders' equity                                                   28,230                  26,990
                                                                           --------                --------
Total Liabilities and Shareholders' equity                                 $278,397                $279,206
                                                                           ========                ========
          The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Income                             CU Bancorp
  and Subsidiary

Amounts in thousands of dollars,                                     For the three months           For the six months
except per share data                                                   ended June 30,                ended June 30,
                                                                     1994           1993           1994           1993
                                                                     ----           ----           ----           ----
Revenue from earning assets:
  Interest and fees on loans                                        $3,211        $3,948         $6,043         $7,721
  Benefits of interest rate hedge transactions                           0           543              0          1,081
  Interest on taxable investment securities                            647           343          1,288            805
  Interest on tax exempt investment securities                           1            11              2             21
  Interest on time deposits with other financial institutions           16            35             32             72
  Interest on federal funds sold                                       252            58            399            104
                                                                     -----         -----          -----          -----
    Total revenue from earning assets                                4,127         4,938          7,764          9,804
                                                                     -----         -----          -----          -----
Cost of funds:
  Interest on interest-bearing demand deposits                         417           375            778            794
  Interest on savings deposits                                          56            82            101            174
  Interest on time deposits under $100                                 135           272            349            434
  Interest on time deposits of $100 or more                            133           273            276            473
  Interest on federal funds purchased & securities sold
  under agreements to repurchase                                         0            16              0             43
  Interest on other borrowings                                          66            90            188            242
    Total cost of funds                                                807         1,108          1,692          2,160
                                                                     -----         -----          -----          -----
    Net revenue from earning assets before provision for
    loan losses                                                      3,320         3,830          6,072          7,644
Provision for loan losses                                                0           150              0            300
                                                                     -----         -----          -----          -----
    Net revenue from earning assets                                  3,320         3,680          6,072          7,344
                                                                     -----         -----          -----          -----
Other operating revenue:
  Capitalization of excess servicing rights                              0           128              0            199
  Servicing income - mortgage loans sold                               249           523            714          1,003
  Other fees & charges - commercial                                    301           179            530            385
Fees on loans sold                                                      15           311             15            708
Premium on sales of mortgage loans                                      15         4,168             83          6,793
Other fees and charges - mortgage                                       12           676            153          1,169
Gain on sale of mortgage servicing portfolio                           720           ---          1,558            ---
Gain on sale of investment securities (before taxes of $0,
  and $11, in 1994, 1993, respectively)                                  0             0              0             28
Gain on sale of securities held for sale (before taxes of $0
  and $20  in 1994 and 1993, respectively)                               0             0              0             49
                                                                     -----         -----          -----         ------
    Total other operating revenue                                    1,312         5,985          3,053         10,334
                                                                     -----         -----          -----         ------
Other operating expenses:
  Salaries and related benefits                                      1,536         2,822          3,079          5,261
  Selling expenses - mortgage loans                                    120         3,081            246          5,169
  Other operating expenses                                           1,896         2,825          3,712          5,669
                                                                     -----         -----          -----         ------
    Total operating expenses                                         3,552         8,728          7,037         16,099
                                                                     -----         -----          -----         ------
Income before provision for income taxes                             1,080           937          2,088          1,579
Provision for income taxes                                             472           380            902            638
                                                                     -----         -----         ------         ------
Net income                                                            $608          $557         $1,186           $941
                                                                     =====         =====         ======         ======
Earnings per share                                                   $0.13         $0.12          $0.26          $0.21
                                                                     =====         =====         ======         ======

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statement of Cash Flows          CU Bancorp and Subsidiary

Amounts in thousands of dollars                                         For the six months ended June 30,
Increase(decrease) in cash and cash equivalents                              1994                1993
                                                                             ----                ----
Cash flows from operating activities
Net income                                                                  $1,186               $940
                                                                            ------             ------
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for depreciation and amortization                                    251                416
Amortization of real estate mortgage servicing rights                           15                183
Provision for losses on loans and other real estate owned                       --                300
Gain on sale of investment securities, net                                       0                (77)
(Increase) decrease in other assets                                          1,686             (4,167)
(Decrease) in other liabilities                                             (5,759)            (2,436)
(Increase) Decrease in accrued interest receivable                            (172)               549
Increase in deferred loan fees                                                  84                 62
Capitalization of excess mortgage servicing rights                               0               (199)
(Decrease) in accrued interest payable                                         (52)                (4)
Net amortization of premium on securities                                      592                149
Accrued benefits from interest rate hedge transactions                           0                 34
    Total adjustments                                                       (3,355)            (5,190)
                                                                            ------             ------
    Net cash provided by operating activities                               (2,169)            (4,250)
                                                                            ------             ------

Cash flows from investing activities
Proceeds from investment securities sold or matured                         49,851             58,115
Purchase of investment securities                                          (20,414)                 0
Net decrease in time deposits with other financial institutions                  0             (2,901)
Net (increase) decrease in loans                                            (1,907)             4,096
(Purchases) of premises and equipment, net                                    (117)              (256)
                                                                            ------             ------
    Net cash provided by (used in) investing activities                     27,413             59,054
                                                                            ------             ------

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits                      21,157            (32,700)
Net increase (decrease) in time certificates of deposit                    (17,395)            11,087
Proceeds from exercise of stock options and director warrants                   54                190
                                                                            ------            -------
    Net cash provided (used) by financing activities                         3,816            (21,423)
                                                                            ------            -------

Net increase in cash and cash equivalents                                   29,060             33,381
Cash and cash equivalents at beginning of year                              46,440             55,989
                                                                           -------            -------
Cash and cash equivalents at end of year                                   $75,500            $89,370
                                                                           =======            =======

The accompanying notes are an integral part of these consolidated financial statements.


                Notes to Consolidated Financial Statements
                               June 30, 1994
                                 UNAUDITED



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



The following tables set forth the book value and market value, of investment securities at June 30, 1994.

                                                           Gross          Gross
                                            Book        Unrealized     Unrealized       Market
(Thousands of dollars)                      Value          Gains         Losses          Value
                                           -------         ------       --------        -------

U.S. Treasury Securities                   $50,960                      $(1,488)        $49,472
U.S. Government Agency Securities            5,862                          (37)          5,825
State and Municipal Securities                 750            $22                           772
Federal Reserve Bank Stock                     433                                          433
                                           -------            ---       -------         -------
Total                                      $58,005            $22       $(1,525)        $56,502
                                           =======            ===       =======         =======


At June 30, 1994, investment securities with a book value of $40.5 million were pledged to secure U.S. District Court deposits and for other purposes as required or permitted by law. Included in interest on investment securities is $2 thousand of interest from tax-exempt securities.

Note D.  AVERAGE FEDERAL RESERVE BALANCES

The average cash reserve required to be maintained at the Federal Reserve Bank was approximately $5.8 million, $9.0 million, and $8.8 million for the periods ending June 30, 1994 and December 31 and June 30, 1993, respectively.

Note E.  PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.


Note F.  OTHER REAL ESTATE OWNED

Real estate owned, acquired either through foreclosure or deed in lieu of foreclosure, is carried at the lower of cost or fair value. When acquired, any excess of the loan amount over the fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to operation expenses in the periods that they become known. There was no other real estate owned as of June 30, 1994. Other real estate owned at December 31, and June 30, 1993 was $0.9 million and $3.5 million, respectively.


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


Note I.  RECLASSIFICATIONS

Certain items have been reclassified in the prior period financial statements presented herein, in order to conform to classifications followed for June 30, 1994.

Note J.  LEGAL MATTERS

In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, other than as set forth below, pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations.
The Bank is a defendant in multiple lawsuits related to the failure of two real estate investment companies, Property Mortgage Company, Inc., ("PMC") and S.L.G.H., Inc. ("SLGH"). The lawsuits, consist of a federal action by investors in PMC and SLGH (the "Federal Investor Action"), at least three state court actions by groups of Investors (the "State Investor Actions"), and an action filed by the Resolution Agent for the combined and reorganized bankruptcy estate of PMC and SLGH (the "Neilson" Action). An additional action was filed by an individual investor and his related pension and profit sharing plans (the "Individual Investor Action").
Other defendants in these multiple actions and in related actions include financial institutions, title companies, professionals, business entities and individuals, including the principals of PMC and SLGH. The Bank was a depository bank for PMC, SLGH and related companies and was a lender to certain principals of PMC and SLGH ("Individual Loans").
Plaintiffs allege that PMC/SLGH was or purported to be engaged in the business of raising money from investors by the sale and issuance of interests in loans evidenced by promissory notes secured by real property. Plaintiffs allege that false representations were made, and the investment merely constituted a "Ponzi" scheme. Other charges relate to the Bank's conduct with regard to the depository accounts, the lending relationship with the principals and certain collateral taken , pledged by PMC and SLGH in conjunction with the Individual Loans. The lawsuits allege inter alia violations of federal and state securities laws, fraud, negligence, breach of fiduciary duty, and conversion as well as conspiracy and aiding and abetting counts with regard to these violations. The Bank denies the allegations of wrongdoing.
Damages in excess of $100 million have been alleged, and compensatory and punitive damages have been sought generally against all defendants, although no specific damages have been prayed for with regard to the Bank, nor has there been any apportioning of liability among defendants or attributable to the various claims asserted. A former officer and director of the Bank has also been named as a defendant. The Bank and the named officer/director have notified the Bank's insurance carriers of the various lawsuits.
In August 1994, the Bank entered into a settlement agreement with the representatives of the various plaintiffs, which, if approved as more fully set forth below, will dismiss all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named. In connection with the settlement, the Bank will release its security interest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral has been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the loans have been charged off, previously. The Bank will also make a cash payment to the Plaintiffs in connection with the settlement. In connection with the settlement the Bank will assign its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director.
The settlement requires the approval of each of the courts in which actions have been filed, and the Federal Bankruptcy Court. There are a number of technical issues related to the settlement which must be resolved prior to its effectiveness.

Note K.  REGULATORY MATTERS

On November 2, 1993, the Office of the Comptroller of the Currency ("OCC"), after completion of their annual examination of the Bank, terminated the Formal Agreement entered into in June, 1992. In December 1993, the Fed terminated the Memo of Understanding entered into in August, 1992. The Formal Agreement had been entered into in June 1992 and required the implementation of certain policies and procedures for the operation of the Bank to improve lending operations and management of the loan portfolio. The Memorandum of Understanding was executed in August 1992.

                        SIGNATURES




    Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          CU BANCORP
                                          August 11, 1994




                                        By: PATRICK HARTMAN
                                            ---------------
                                            Patrick Hartman
                                            Chief Financial Officer



Part II - Other Information



Item 1.  Legal Proceedings

     Please refer to Notes J and K, on page 26 above, for a complete discussion of both legal and regulatory matters.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Filings on Form 8-K

  (a) Exhibits:
    (10)    Material Contracts
          (i) Mortgage Servicing Purchase and Sale Agreement
            Dated April 1, 1994                             pg.  29

  (b) Reports on Form 8-K:
    None.