Form 10-Q
period 1994-09-30
CU BANCORP
filed 1994-11-09
CIK 356050

Version 3                           29
11/2/94
2:12 PM
                                FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

          /X/ For the Quarterly Period Ended September 30, 1994, or

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

                              Yes /X/   No / /


As of September 30, 1994, the Registrant has outstanding 4,473,312 shares of its Common stock, no par value.

                                CU Bancorp
                        Quarter Ended September 30, 1994
                          Table of Contents - Form 10-Q


                                                          Page
Part I. Financial Information

    Item 1.  Financial Statements

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                              3

        Consolidated Statements of Financial Condition:
        -September 30, 1994, and December 31, 1993.                     19

        Consolidated Statements of Income:
        -Three and Nine month Periods Ended September 30, 1994,
          and September 30, 1993.                                       20

        Consolidated Statements of Cash Flows:
        -Nine month Periods Ended September 30, 1994, and
         September 30, 1993.                                            21

        Notes to Consolidated Financial Statements                      22

        Signatures                                                      25


Part II.  Other Information

    Item 1.  Legal Proceedings                                          26

    Item 2.  Changes in Securities                                      26

    Item 3.  Defaults Upon Senior Securities                            26

    Item 4.  Submission of Matters to a Vote of Security Holders        26

    Item 5.  Other Information                                          26

    Item 6.  Exhibits and Filings on Form 8-K                           26

Management Discussion and Analysis

Overview

The Company earned $671 thousand, or $0.14 per share, during the third quarter of 1994, compared to $566 thousand, or $0.13 per share, during the same period in 1993. Third quarter 1994 earnings included profitable performance by the Bank and a gain on the sale of a portion of the mortgage servicing rights retained by the Bank when its mortgage origination network was sold in 1993.

The Bank's asset quality ratios continue to be exceptionally strong. At September 30, 1994, nonperforming assets were $113 thousand, down $0.9 million, or 89%, from the prior quarter, and $0.9 million, or 89% from the third quarter of 1993. At September 30, 1994, the Bank did not have any real estate acquired through foreclosure.

The Bank's allowance for loan losses as a percent of both nonperforming loans and nonperforming assets at the end of the third quarter of 1994 was 6611%, compared to third quarter 1993 levels of 536% and 142%, respectively. The allowance for loan losses as a percentage of nonperforming loans and assets has increased as both nonperforming categories were reduced. During the first nine months of 1994, the Bank enjoyed a net recovery as recoveries exceeded chargeoffs for the third consecutive quarter. Net recoveries further increase the allowance's coverage of the nonperforming loans and assets.

Capital ratios are strong, substantially exceeding levels required to be in the "well capitalized" category established by bank regulators. The Total Risk-Based Capital Ratio was 16.9%, the Tier 1 Risk-Based Capital Ratio was 15.6%, and the Leverage Ratio was 10.6% at September 30, 1994, compared to 16.7%, 15.4%, and 9.2%, respectively, at year-end 1993. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

The successful results in 1993 and 1994 concerning asset quality, regulatory relations, growth of middle market lending and strategic focus make expansion and growth possible. Two new loan production offices were opened in January 1994. These offices have allowed expanded market penetration and commercial portfolio diversification. Both offices have since been converted to branches. On April 1, 1994, the Bank acquired the deposits of the Encino branch of Mechanics National Bank from the FDIC, to expand and improve deposit mix. In October 1994, another loan production office was opened in Camarillo, California to be the Ventura County regional center.


Balance Sheet Analysis

Loan Portfolio Composition and Credit Risk
Significant improvements in loan portfolio composition and credit quality are the result of management's commitment to middle market commercial lending and a strong credit culture. The credit standards established over two years ago have allowed creation of a high quality commercial loan portfolio and nearly eliminated non performing assets. Real estate concentrations established before that time have been reduced to the point that they are no longer concentrations. Concentrations of loans in any industry or collateral are now discouraged and limited by the Bank's credit policy.

The Bank's focus on middle market lending, in its infancy at year-end 1992, gained momentum in 1993 and has further accelerated in 1994. Total loans increased over $19 million from December 31, 1993 to September 30, 1994. Offsetting this, the remaining Held for Sale mortgages of $10.4 million at December 31, 1993 were sold in the first quarter of 1994. Excluding this planned liquidation, loans increased by almost $30 million, or 23%, for the nine months ended September 30, 1994.

Table 1  Loan Portfolio Composition
Amounts in thousands of dollars    September 30,   December 31,  September 30,
                                            1994           1993           1993
Commercial & Industrial Loans           $152,548       $120,513       $119,285
Real Estate Loans:
    Held for Sale                              0         10,426         93,999
    Mortgages                              6,383          8,496          9,183
    Construction                              18          1,226            232
Other Loans                                  861              0            187
Total loans net of unearned fees        $159,810       $140,661       $222,886

Historically, the Bank's real estate loans secured by single family residences were principally mortgages held for sale that were originated by the Mortgage Banking Operation. These were sold to investors through firm commitments, generally in less than 90 days. The loans amounted to $10.4 million, or 7.4% of the December 31, 1993, loan portfolio. This part of the loan portfolio historically presented almost no credit risk. The sale of the mortgage origination operation eliminated this loan concentration. The remainder of real estate loans are generally collateralized by a first or second trust deed position.

Lending efforts have been directed away from commercial real estate, as well as construction and multifamily lending. The Bank is now focused on business lending to middle market customers. Current credit policy in general now permits commercial real estate lending only as part of a complete commercial banking relationship with a middle market customer. Existing commercial real estate loans, 13% of the loan portfolio, or $21 million at September 30, 1994, compared to $27 million at year-end 1993, are secured by first or second liens on office buildings and other structures. The loans are secured by real estate that had appraisals in excess of loan amounts at origination.

Monitoring and controlling the Bank's allowance for loan losses is a continuous process. All loans are assigned a risk grade, as defined by credit policies, at origination and are monitored to identify changing circumstances that could modify their inherent risks. These classifications are one of the criteria considered in determining the adequacy of the allowance for loan losses.

The amount and composition of the allowance for loan losses is as follows:

Table 2  Allocation of Allowance for Loan Losses
Amounts in thousands of dollars    September 30,   December 31,  September 30,
                                            1994           1993           1993
Commercial & Industrial Loans             $6,916         $5,699         $4,923
Real estate loans - Held for Sale              0             67             67
Real estate loans - Mortgages                197            225            196
Real estate loans - Construction               0             10             28
Other loans                                    0              0             17
Loans                                      7,115          6,001          5,231
Unfunded commitments and letters             355            512            478
of credit
Total Allowance for loan losses           $7,470         $6,513         $5,709


Adequacy of the allowance is determined using management's estimates of the risk of loss for the portfolio and individual loans. Included in the criteria used to evaluate credit risk are, wherever appropriate, the borrower's cash flow, financial condition, management capabilities, and collateral valuations, as well as industry conditions. A portion of the allowance is established to address the risk inherent in general loan categories, historic loss experience, portfolio trends, economic conditions, and other factors. Based on this assessment, a provision for loan losses may be charged against earnings to maintain the adequacy of the allowance. The allocation of the allowance based upon the risks by type of loan, as shown in Table 2, implies a degree of precision that is not possible when using judgment. While the systematic approach used does consider a variety of segmentations of the portfolio, management considers the allowance a general reserve available to address risks throughout the entire loan portfolio.

Activity in the allowance, classified by type of loan, is as follows:

Table 3   Analysis of the Changes in the Allowance for Loan Loss
Amounts in thousands of dollars                   For the Periods Ended
                                             September 30,   December 31,  September 30,
                                                      1994           1993           1993
Balance at January 1                                $6,513        $12,986        $12,986
Loans charged off:
  Real estate secured loans                            486          3,266          3,266
  Commercial loans secured and unsecured               574          6,582          6,203
  Loans to individuals, installment and                 99            901            484
other loans
     Total charge-offs                               1,159         10,749          9,953
Recoveries of loans previously charged off:
  Real estate secured loans                            545            393            135
  Commercial loans secured and unsecured             1,568          3,189           1864
  Loans to individuals, installment and                  3            244            227
other loans
     Total recoveries of loans previously            2,116          3,826          2,226
charged off
Net charge-off (recovery)                            (957)          6,923          7,727
Provision for loan losses                                0            450            450
Balance at end of period                            $7,470         $6,513         $5,709
Net loan charge-offs (recoveries) as a
percentage of average gross loans
outstanding during the period ended                 (0.48%)          3.49%          2.98%

The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At September 30, 1994, nonperforming loans amounted to $113 thousand, down 93% from $1.4 million at December 31, 1993.

Table 4:  Nonperforming Assets
Amounts in thousands of dollars  September 30,   December 31,  September 30,
                                          1994           1993           1993
 Loans not performing (1)                 $113         $1,378         $1,065
    Other real estate owned                  0            920          2,968
 Total nonperforming assets               $113         $2,298         $4,033

 Allowance for loan losses as a percent of:
     Nonperforming loans                 6611%           473%           536%
     Nonperforming assets                6611%           283%           142%

     Nonperforming assets as a            0.0%           0.8%           3.3%
      percent of total assets
     Nonperforming loans as a             0.1%           1.0%           3.0%
       percent of total loans

 Note 1:
 Loans not performing
 Performing as agreed                     $113             $9           $937
 Partial performance                         0            369              6
 Not performing                              0           1000            122
                                          $113         $1,378         $1,065
 Nonaccrual:
 Loans                                    $113           $378         $1,065
 Troubled debt restructurings                0              0              0



Securities
The securities portfolio at September 30, 1994, totaled $64 million, compared to $88 million at year-end 1993. The securities are all held in a Held for Investment portfolio. This portfolio is recorded at amortized cost. It is the Bank's intention to hold these securities to their individual maturity dates. There was no Held for Sale portfolio at September 30, 1994 or year-end 1993.

There have been no realized gains or losses on securities in the first nine months of 1994. Gains of $77 thousand were realized in the first nine months of 1993. At September 30, 1994, there were unrealized gains of $16 thousand and losses of $1.7 million in the securities portfolio.

Additional information concerning securities is provided in the footnotes to the accompanying financial statements.

Other Real Estate Owned
At September 30, 1994, there was no Other Real Estate Owned on the Bank's balance sheet, compared with $920 thousand at December 31, 1993. The carrying values of these properties are at fair value, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against an allowance for real estate owned losses created by charging a provision to other operating expenses.

During the third quarter of 1994, the bank sold one property held as Other Real Estate Owned, realizing a gain of $494 thousand, bringing year to date gains on real estate sales to $585 thousand. There were no comparable sales in 1993. Expenses related to Other Real Estate Owned were $21 thousand in the nine months ended September 30, 1994, with $9 thousand incurred in the third quarter. This compares to $74 thousand and $232 thousand in the three and nine month periods ended September 30, 1993.

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

The Bank offers products and services allowing title insurance and escrow customers to operate with increased efficiency. A substantial portion of the services, provided through third party vendors, are automated data processing and accounting for trust balances maintained on deposit at the Bank. These and other banking related services, such as messenger and deposit courier services, will be limited or charged back to the customer if the deposit relationship profitability does not meet the Bank's expectations.

Noninterest bearing deposits represent nearly the entire title and escrow relationship. These balances have been reduced substantially as the Bank focused on middle market business loans. The balance at September 30, 1994, was $39 million compared to $58 million at December 31, 1993. Costs relative to servicing the above relationships are the significant portion of the Bank's customer data processing and messenger and courier costs. There have been no significant changes in these costs in the first nine months of 1994.

The Bank had $20.4 million in certificates of deposit larger than $100 thousand dollars at September 30, 1994. The maturity distribution of these deposits is relatively short term, with $15.7 million maturing within 3 months and the balance maturing within 12 months.

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

From time to time the Bank may experience liquidity shortfalls ranging from one to several days. In these instances, the Bank will either purchase federal funds, and/or sell securities under repurchase agreements. These actions are intended to bridge mismatches between funding sources and requirements, and are designed to maintain the minimum required balances. The Bank had no Federal Funds purchased or borrowings under repurchase agreements in the first nine months of 1994.

The Bank's portfolio of large certificates of deposit (those of $100 thousand or more) at September 30, 1994 was 8.4% of total deposits,
compared   to  8.1%  at  December  31,  1993.   This  funding  source   has
traditionally been used to manage liquidity needs within the deposit portfolio.

Table 6   Interest Rate Maturities of Earning Assets and Funding
Liabilities at September 30, 1994
Amounts in thousands of dollars               Amounts Maturing or Repricing in

                                                          More Than 3    More Than 6    More Than 9
                                                           Months But     Months But     Months But
                                             Less Than      Less Than      Less Than      Less than      12 Months
                                              3 Months       6 Months       9 Months      12 Months         & Over
Earning Assets
 Gross Loans                                  $148,940         $1,692         $4,231           $105         $4,842
 Securities                                      4,388          3,009          3,000          3,002         51,052
Federal funds sold & other                      12,000            ---            ---            ---            ---
     Total earning assets                      165,328          4,701          7,231          3,107         57,271
Interest-bearing deposits:
  Now and money market                          77,393
  Savings                                       10,337
  Time certificates of deposit:
    Under $100                                  14,296          1,879          1,530          2,600             96
    $100 or more                                15,709          2,857          1,335            400            105
    Non interest-bearing demand deposits        35,397            ---            ---            ---            ---
     Total funding liabilities                 153,132          4,736          2,865          3,000            201
Interest rate sensitivity gap                   12,196           (35)          4,366            107         57,070
Cumulative interest rate sensitivity gap        12,196         12,161         16,527         16,634         73,704
Off balance sheet financial instruments              0              0              0              0              0
Net cumulative gap                             $12,196        $12,161        $16,527        $16,634        $73,704
Adjusted cumulative ratio of rate sensitive
assets to rate sensitive liabilities (1)          1.08%          1.08%          1.10%          1.10%          1.45%

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

Capital
Total shareholders' equity was $29.0 million at September 30, 1994, compared to $27.0 million at year-end 1993. This increase was due to earnings, plus the exercise of stock options. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1994 and 1993, the Bank's capital levels exceeded the "well-capitalized" standards, the highest classification established by bank regulators.

Table 7  Capital Ratios
                                                                Regulatory Standards
                              September 30,   December 31,     Adequately       Well
                                       1994           1993    Capitalized    Capitalized

Total Risk Based Capital              16.9%          16.7%          8.0 %          10.0%
Tier 1 Risk Base Capital              15.6           15.4           4.0             6.0
Leveraged Capital                     10.6            9.2           4.0             5.0

No dividends have been paid in 1994 or 1993. Capital being generated by current earnings is currently expected to be used to support anticipated growth of the Bank.

The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market Systems where it trades under the symbol CUBN.

Table 8  Stock Prices
                                 1994           1993
                                High     Low   High     Low

First Quarter                  $7.50   $6.50  $6.25   $3.38
Second Quarter                  7.00    5.75   7.00    4.75
Third Quarter                   7.50    6.00   6.25    5.00
Fourth Quarter                   ---     ---   7.25    5.75


Earnings by Line of Business

Prior to the sale of the mortgage origination network in November, 1993, the Bank operated a commercial bank and a mortgage bank as two distinct business segments. In 1994, real estate lending is generally only done as part of a commercial banking relationship. For 1994, therefore, the Bank consists of only a single segment, the commercial banking operation.
Tables 9A and 9B show the pre-tax operating contributions by the Commercial
Banking and Mortgage Banking divisions for the three and nine months ended
September 30, 1994 and 1993.
Table 9A  Pre-tax operating contribution by line of business (i)


Amounts in thousands of dollars
                                        For the three          For the three
                                         months ended           months ended
                                        September 30,        September 30, 1993
                                                 1994
                                                                     Commercial   Mortgage
                                  Consolidated     Consolidated      Banking      Banking
Net interest income                     $3,702           $3,863       $3,556      $307
Provisions for loan losses                   0              150           75        75
Risk adjusted net interest income        3,702            3,713        3,481       232
Noninterest revenue                       1041             8242          284     7,958
Total revenues                           4,743           11,955        3,765     8,190
Salaries and related benefits            1,599            2,867        1,447     1,420
Restructuring charge                       600                0            0         0
Other operating expenses                 1,985            8,141        1,900     6,203
Total operating expenses                 4,184           11,008        3,347     7,623
Operating income                           559              947          418       567
Gain on sale of mortgage servicing
portfolio                                  625              ---          ---       ---
Income before taxes                     $1,184             $947         $418      $567
  (i)  Inter-divisional transactions for 1993 have been eliminated at the division level.

Table 9B  Pre-tax operating contribution by line of business (i)

Amounts in thousands of dollars
                                     For the nine          For the nine
                                     months ended          months ended
                                     September 30,      September 30, 1993
                                              1994
                                                                    Commercial    Mortgage
                                      Consolidated   Consolidated    Banking      Banking
Net interest income                         $9,774        $11,507    $10,562         $945
Provisions for loan losses                       0            450        300          150
Risk adjusted net interest income            9,774         11,507     10,262          795
Noninterest revenue                          2,536         18,575        746       17,829
Total revenues                              12,310         29,632     11,008       18,624
Salaries and related benefits                4,678          8,129      4,649        3,480
Restructuring charge                           600              0          0            0
Other operating expenses                     5,943         18,978      5,633       13,218
Total operating expenses                    11,221         27,107     10,282       16,698
Operating income                             1,089          2,525        726        1,926
Gain on sale of mortgage servicing
portfolio                                    2,183            ---        ---          ---
Income before taxes                        $ 3,272        $ 2,525     $  726       $1,926

  (i) Inter-divisional transactions for 1993 have been eliminated at the division level.


The Bank continues to take steps to facilitate the expansion and market penetration of the commercial bank including the creation of loan production offices, establishment of a Small Business Administration ("SBA") loan production group, and development of an international trade services group.

Branches have been established in two strategic locations in Southern California. These will serve the San Gabriel Valley area and the South Bay area. The offices are staffed with seasoned commercial lenders whose primary focus is business development. Such offices are cost effective approaches to business development and allow the Bank access to wider market exposure. While these offices are primarily staffed with existing personnel, when appropriate, key people with specific market knowledge and experience have been hired. In October 1994, the Bank opened a loan production office in Camarillo, California as its regional center for Ventura County.

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

Net Interest Income and Interest Rate Risk
Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income was $3.7 million and $9.8 million for the three and nine month periods ended September 30, 1994, compared to $3.9 million and $11.5 million for the comparable periods in 1993. The change is primarily attributable to changes in volume. As a result of efforts to deal with credit quality issues and refocus the Bank on middle market business customers, loans outside target markets have been motivated to leave the Bank. Initially this has an adverse affect on net interest margin but subsequent growth of the middle market loan portfolio replaces these assets and provides a more reliable and valuable source of interest margin.

Table 10  Analysis of Changes in Net Interest Income (1)
Amounts in thousands of dollars          Nine months ended September 30,              Nine months ended September 30,
                                              1994 compared to 1993                        1993 compared to 1992
   Increases(Decreases)                    Volume        Rate         Total         Volume         Rate         Total
Interest Income
   Loans, net                            $(3,936)        $423      $(3,513)       $(2,943)       $(133)       $(3,076)
   Investments                               826           75          901         (1,063)        (541)        (1,604)
   Federal Funds Sold                        221          132          353           (358)        (114)          (472)
    Total interest income                 (2,889)         630       (2,259)        (4,364)        (788)        (5,152)
Interest Expense
   Interest-bearing deposits:
     Demand and Savings                       70          (95)         (25)          (305)        (531)          (836)
     Time Certificates of deposit
       Under $100                           (226)          27         (199)           409          (53)           356
       $100 or more                         (234)          62         (172)          (349)        (197)          (546)
Federal funds purchased / Repos              (22)         (22)         (43)           (11)          (9)           (20)
Other borrowings                             (92)           5          (87)           341            0            341
    Total interest expense                  (503)         (23)        (526)            84         (789)          (705)
    Net interest income                  $(2,386)        $653      $(2,765)        (4,448)           1         (4,447)

(1) The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.

Yields on earning assets were approximately 7.7% and 7.4% for the three and nine months ended September 30, 1994, compared to 7.7% and 8.0% for the comparable periods in 1993. The lower average yield on earning assets in 1994 is largely due to the higher mix of Fed Funds and government securities held in 1994 compared with higher concentrations of mortgage loans in 1993. Through October 8, 1993, net interest income continued to benefit from an interest rate swap agreement, discussed below. Rates on interest-bearing deposits resulted in an average cost of funds of 2.7% in 1994, compared to 2.9% for the same period in 1993.

Shrinkage in the Bank's earning asset and funding liability portfolios contributed to the reduction in net interest income. Average loans during the third quarter of 1994 decreased $44 million from $187 million in the third quarter of 1993. As previously discussed, this resulted from the sale of the held for sale mortgage loans, discussed below, and management's efforts to improve the quality of the loan portfolio and redirect production to middle market commercial loans. Earning assets averaged $224 million in 1994, down $21 million from $245 million in the same period of 1993.


Table 11  Average Balance Sheets and Analysis of Net Interest Income

                                        Nine months ended             Nine months ended
Amounts in thousands of dollars    ----September 30, 1994----    ----September 30, 1993-----
                                             Interest   Annual             Interest   Annual
                                              Income   Yield or             Income   Yield or
                                   Balance      or       Rate    Balance      or       Rate
                                             Expense                       Expense
Interest Earning Assets
 Loans, Net                        $134,840    $9,660     9.55%  $189,955   $13,173     9.25%
 Investments                         65,511     2,059     4.19     35,781     1,100     4.10
 Certificates of Deposit
  in other banks                      1,183        46     5.10      4,615       104     3.00
 Federal Funds Sold                  22,804       656     3.83     14,291       303     2.83
 Total Earning Assets               224,338    12,421     7.38    244,642    14,680     8.00
Non Earning Assets
  Cash & Due From Banks              29,306                        44,008
  Other Assets                        7,825                        16,602
Total Assets                       $261,469                      $305,252
Interest-bearing Liabilities
  Demand and savings                $80,938     1,427     2.35    $77,107     1,452     2.51
Time Certificates of Deposits
  Less Than $100                     17,829       509     3.80     25,777       708     3.66
  More Than $100                     17,535       457     3.47     26,705       629     3.14
Fed Funds Purchased / Repos
                                        ---       --       ---      1,908        43     3.10

Total interest-bearing              116,302     2,393     2.74    131,497     2,832     2.87

Noninterest-bearing Deposits        109,505                       139,110
Total Deposits                      225,807     2,393     1.41    270,607     2,832     1.40
Other Borrowings                      5,184       254     6.53      7,057       341     6.44
Total Funding Liabilities           230,991     2,647     1.53    277,664     3,173     1.52
Other Liabilities                     2,878                         2,159
Shareholders' Equity                 27,600                        25,429
Total Liabilities and
Shareholders' Equity               $261,469                      $305,252
Net Interest Income                            $9,774     5.81%             $11,507     6.27%
Shareholders' Equity to Total
Assets                               10.56%                         8.17%

Expressing net interest income as a percent of average earning assets is referred to as margin. Margin was 6.18% and 5.81% for the three and nine months ended September 30, 1994, compared to 6.00 and 6.27% for the same periods in 1993. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. The lower margin in 1994 is largely due to the maturing of the interest rate swap discussed below.

Through October 8, 1993, the Bank continued to benefit from an interest rate swap agreement entered into October 8, 1991, which had a notional value of $100 million. Under this arrangement, the Bank received a fixed rate of 8.18% and paid interest at prime rate, which was 6.0% during 1993. The income earned from the interest rate swap agreement was $550 thousand and $1.6 million in the three and nine month periods ending September 30, 1993.


Other Operating Income
The majority of other operating income in prior years was earned as the Mortgage Banking Operation originated and sold mortgage loans. The trends and composition of other operating income are shown in the following table.

Table 12A Other operating income
Amounts in thousands of dollars    For the three    --------- For the three---------
                                   months ended     ----------months ended----------
                                   September 30,             September 30, 1993
                                       1994
                                                                    Commercial       Mortgage
                                   Consolidated    Consolidated        Banking        Banking
Processing fees                                            $363                          $363
Capitalization of excess                                      9                             9
servicing rights
Fees on loans sold                                          232                           232
Premium on sales of mortgage                              6,479                         6,479
loans
Servicing income                           247              495                           495
Documentation fees                          29              281             19            262
Other service fees and charges             271              383            265            118
Securities & other nonoperating gains        0                0              0              0
Gain on sale of real estate owned          494
Gain on sale of mortgage
servicing portfolio                        625              ---            ---            ---
Total                                   $1,666           $8,242           $284         $7,958

Table 12B Other operating income
Amounts in thousands of dollars     For the nine                 For the nine
                                    months ended                 months ended
                                   September 30,              September 30, 1993
                                            1994
                                                                    Commercial       Mortgage
                                    Consolidated   Consolidated        Banking        Banking
Processing fees                                            $929                          $959
Capitalization of excess                                    207                           207
servicing rights
Fees on loans sold                           $15            938                           938
Premium on sales of mortgage loans            83          9,357                         9,357
Servicing income                             961          1,498                         1,498
Documentation fees                            73            766             79            687
Other service fees and charges               819            888            590            298
Securities & other nonoperating gains          0             77             77
Gain on sale of real estate owned            585
Gain on sale of mortgage
servicing portfolio                        2,183            ---            ---            ---
Total                                     $4,719        $18,575           $746        $17,829

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

The servicing rights were retained by the bank following sale of the mortgage origination operation. The Bank has entered into an agreement with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to dispose of any remaining portion of this portfolio by the end of 1994 because, with the sale of the mortgage origination operation, the Bank is no longer a qualified seller/servicer of such loans. During the first nine month of 1994, the bank sold a portion of the retained servicing rights realizing a gain of $2,183, including a gain of $625 thousand in the current quarter.

Operating Expense
The Bank restructured its branch operations functions in the third quarter of 1994, re-engineering its entire work flow and information handling activities. This resulted in a one time charge of $600 thousand for severance pay and other expenses associated with the changes to the operating policies and procedures. Operating expense for the commercial bank excluding this charge was $3.6 million and $10.6 million in the three and nine months ended September 30, 1994, compared to $3.3 million and $10.3 million for the same periods in 1993. Operating expenses for the consolidated Bank have declined in 1994, primarily due to the sale of the mortgage origination operation at the end of 1993.

Provision for Loan Losses
The Bank has made no provision for loan losses in 1994 compared with $150 thousand and $450 thousand for the three and nine month periods ended September 30, 1993. This change in provision was made possible by the significant reduction of nonperforming loans. The relationship between the level and trend of the allowance for loan losses and nonperforming assets, combined with the results of the ongoing review of credit quality, determine the level of provisions.



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

Consolidated Statements of Financial Condition  CU Bancorp and Subsidiary
Amounts in thousands of dollars                               Sept.30,   December 31,
                                                                  1994           1993
Assets
Cash and due from banks                                        $43,228        $18,440
Federal funds sold                                              12,000         28,000
  Total cash and cash equivalents                               55,228         46,440

Time deposits with other financial institutions                    397          1,377
Investment securities (Market value of $62,787 and
$87,889 at September 30, 1994 and December 31, 1993,
respectively)                                                   64,451         88,034
Loans, (Net of allowance for loan losses of $7,470 and
$6,513 at September 30, 1994, and December 31, 1993,
respectively)                                                  152,340        134,148
Premises and equipment, net                                        779            924
Other real estate owned, net                                         0            920
Accrued interest receivable and other assets                     7,241          7,363
Total Assets                                                  $280,436       $279,206

Liabilities and Shareholders' equity
Deposits:
  Demand deposits                                             $113,995       $125,665
  Savings deposits                                              87,730         66,214
  Time deposits under $100                                      20,401         27,753
  Time deposits of $100 or more                                 20,406         19,296
      Total deposits                                           242,532        238,928


Accrued interest payable and other liabilities                   8,878         13,288
  Total liabilities                                            251,410        252,216
Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1994 or 1993                               ---
  Common stock, no par value:
    Authorized - 20,000,000 shares
     Issued and outstanding - 4,473,312 in 1994, and
4,424,306 in 1993  .                                            26,429         26,250
Retained earnings                                                2,597            740
Total Shareholders' equity                                      29,026         26,990
Total Liabilities and Shareholders' equity                    $280,436       $279,206

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income                CU Bancorp and Subsidiary

Amounts in thousands of dollars, except per share data             For the three months          For the nine months
                                                                      ended Sept.30,               ended Sept. 30,
                                                                        1994           1993           1994           1993
Revenue from earning assets:
  Interest and fees on loans                                          $3,617         $3,821         $9,660        $11,542
  Benefits of interest rate hedge transactions                             0            550              0          1,631
  Interest on taxable investment securities                              761            263          2,049          1,068
  Interest on tax exempt investment securities                             8              9             10             32
  Interest on time deposits with other financial institutions             14             33             46            104
  Interest on federal funds sold                                         257            200            656            303
    Total revenue from earning assets                                  4,657          4,876         12,421         14,680
Cost of funds:
  Interest on interest-bearing demand deposits                           481            400          1,259          1,193
  Interest on savings deposits                                            67             85            168            259
  Interest on time deposits under $100                                   160            273            509            708
  Interest on time deposits of $100 or more                              181            156            457            629
  Interest on federal funds purchased & securities sold
  under agreements to repurchase                                           0              0              0             43
  Interest on other borrowings                                            66             99            254            341
    Total cost of funds                                                  955          1,013          2,647          3,173
    Net revenue from earning assets before provision for
    loan losses                                                        3,703          3,863          9,774         11,507
Provision for loan losses                                                  0            150              0            450
    Net revenue from earning assets                                    3,703          3,713          9,774         11,057
Other operating revenue:
  Capitalization of excess servicing rights                                0              9              0            207
  Servicing income - mortgage loans sold                                 247            495            961          1,498
  Other fees & charges - commercial                                      296            283            735            667
Fees on loans sold                                                         0            232             15            938
Premium on sales of mortgage loans                                         0          6,479             83         13,272
Other fees and charges - mortgage                                          4            744            157          1,916
Gain on sale of mortgage servicing portfolio                             625            ---           2183            ---
Gain on sale of real estate owned                                        494                           585
Gain on sale of investment securities (before taxes of $0,
  and $11, in 1994, 1993, respectively)                                    0              0              0             28
Gain on sale of securities held for sale (before taxes of $0
  and $20  in 1994 and 1993, respectively)                                 0              0              0             49
    Total other operating revenue                                      1,666          8,242          4,719         18,575
Other operating expenses:
  Salaries and related benefits                                        1,599          2,867          4,678          8,129
  Selling expenses - mortgage loans                                       87          4,436            333          9,621
     Restructuring charge                                                600              0            600              0
  Other operating expenses                                             1,898          3,705          5,610          9,357
    Total operating expenses                                           4,184         11,008         11,221         27,107
Income before provision for income taxes                               1,184            947          3,272          2,525
Provision for income taxes                                               513            381          1,415          1,019
Net income                                                              $671           $566         $1,857         $1,507
Earnings per share                                                     $0.14          $0.13          $0.40          $0.34

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows          CU Bancorp and Subsidiary
Amounts in thousands of dollars                              --For the nine months ended--
                                                                       Sept. 30,
                                                                  1994           1993
Increase(decrease) in cash and cash equivalents
Cash flows from operating activities
Net income                                                         $1,857         $1,507
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for depreciation and amortization                           349            630
Amortization of real estate mortgage servicing rights                  15            243
Provision for losses on loans and other real estate owned               0            450
Gain on sale of investment securities, net                              0            (49)
(Increase) decrease in other assets                                 1,997         (1,104)
(Decrease) in other liabilities                                    (4,386)        (1,556)
(Increase) Decrease in accrued interest receivable                   (970)          (397)
Increase in deferred loan fees                                        181             24
Capitalization of excess mortgage servicing rights                      0            207
(Decrease) in accrued interest payable                                (24)          (133)
Net amortization of premium on securities                             813            148
Accrued benefits from interest rate hedge transactions                  0             36
    Total adjustments                                              (2,025)        (1,501)

    Net cash provided by operating activities                        (168)             6

Cash flows from investing activities
Proceeds from investment securities sold or matured                52,861         16,362
Proceeds  from held for sale securities sold                            0         41,755
Purchase of investment securities                                 (30,091)             0
Net decrease in time deposits with other financial
institutions                                                            0         (1,516)
Net (increase) decrease in loans                                  (18,373)       (24,008)
(Purchases) of premises and equipment, net                           (204)          (493)
    Net cash provided by (used in) investing activities             4,193         32,100

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits              9,846        (60,355)
Net increase (decrease) in time certificates of deposit            (5,261)         3,004
Proceeds from exercise of stock options and director
warrants                                                              179            190
    Net cash provided (used) by financing activities                4,764        (57,161)

Net increase in cash and cash equivalents                           8,789        (25,055)
Cash and cash equivalents at beginning of year                     46,440         55,989
Cash and cash equivalents at end of year                          $55,229        $30,934

The accompanying notes are an integral part of these consolidated financial statements.

                Notes to Consolidated Financial Statements
                            September 30, 1994
                                 UNAUDITED



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

The Bank has no securities classified as "held for sale", indicating the willingness to sell these securities under certain conditions. These securities would be carried at current market value with unrealized gains or losses not recognized as current income, but reported as an increase or decrease to capital in the statements of financial condition and in the statements of shareholders' equity.



The following tables set forth the book value and market value, of investment securities at Sept. 30, 1994.

                                                            Gross          Gross
                                              Book     Unrealized     Unrealized         Market
  (Thousands of dollars)                     Value          Gains         Losses          Value

  U.S. Treasury Securities                 $57,418                      $(1,602)        $55,816
  U.S. Government Agency Securities          5,850                          (78)          5,772
  State and Municipal Securities               750            $16                           766
  Federal Reserve Bank Stock                   433              -              -            433
  Total                                    $64,451            $16       $(1,680)        $62,787

At June 30, 1994, investment securities with a book value of $43.3 million were pledged to secure U.S. District Court deposits and for other purposes as required or permitted by law. Included in interest on investment securities is $10 thousand of interest from tax-exempt securities.





Note D.  AVERAGE FEDERAL RESERVE BALANCES

The average cash reserve required to be maintained at the Federal Reserve Bank was approximately $5.9 million, $9.0 million, and $8.0 million for the periods ending September 30, 1994 and December 31 and September 30, 1993, respectively.

Note E.  PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.


Note F.  OTHER REAL ESTATE OWNED

Real estate owned, acquired either through foreclosure or deed in lieu of foreclosure, is carried at the lower of cost or fair value. When acquired, any excess of the loan amount over the fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to operation expenses in the periods that they become known. There was no other real estate owned as of September 30, 1994. Other real estate owned at December 31, and September 30, 1993 was $0.9 million and $3.0 million, respectively.


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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can reasonably be anticipated. Management considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the allowance. The allowance is based on estimates and ultimate losses may differ from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are charged to earnings in the period in which they become known. The allowance is increased by provisions charged to operating expenses, increased for recoveries of loans previously charged-off, and reduced by charge-offs.

Note I. RESTRUCTURING CHARGE

The Bank restructured its branch operations functions in the third quarter of 1994, re-engineering its entire work flow and information handling activities. This resulted in a one time charge of $600 thousand for severance pay and other expenses associated with the changes to the operating policies and procedures.

Note J.  RECLASSIFICATIONS

Certain items have been reclassified in the prior period financial statements presented herein, in order to conform to classifications followed for September 30, 1994.

Note K.  LEGAL MATTERS

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

In August 1994, the Bank entered into a settlement agreement with the representatives of the various plaintiffs, which, if approved as more fully set forth below, will dismiss all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named. In connection with the settlement, the Bank will release its security interest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral has been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the loans have been charged off, previously. The Bank will also make a cash payment to the Plaintiffs in connection with the settlement. In connection with the settlement the Bank will assign its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director.
The settlement requires the approval of each of the courts in which actions have been filed. The Federal Bankruptcy Court approved the settlement in October, 1994. There are a number of technical issues related to the settlement which must be resolved prior to its effectiveness.

Note K.  REGULATORY MATTERS

On November 2, 1993, the Office of the Comptroller of the Currency ("OCC"), after completion of their annual examination of the Bank, terminated the Formal Agreement entered into in June, 1992. In December 1993, the Fed terminated the Memo of Understanding (MOU) entered into in August, 1992. The Formal Agreement and the MOU required the implementation of certain policies and procedures for the operation of the Bank and the Company to improve lending operations and management of the loan portfolio.
                        SIGNATURES




    Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          CU BANCORP
                                          November 9, 1994




                                        By:_Patrick Hartman________
                                            Patrick Hartman
                                            Chief Financial Officer

Part II - Other Information



Item 1.  Legal Proceedings

    Please refer to Notes J and K, on pages 23 and 24 above, for a complete discussion of both legal and regulatory matters.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Filings on Form 8-K

  (a) Exhibits:
    (10)    Material Contracts
          (i) Mortgage Servicing Purchase and Sale Agreement
            Dated August 31, 1994                             pg.  27

  (b) Reports on Form 8-K:
    None.