Form 10-K
CU BANCORP
filed 1995-03-30
CIK 356050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the fiscal year ended December 31, 1994.
                                       OR
[  ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from ____________ to ____________.

                         Commission file number 0-11008

                                   C U BANCORP
             (Exact name of registrant as specified in its charter)

                       California                    95-3657044
            (State or other jurisdiction            (I.R.S. Employer
         of incorporation or organization)       Identification Number)

                             16030 Ventura Boulevard
               Encino, California                           91436
            (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code (818) 907-9122

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to  file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes       x         No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this
                                  Form 10-K [x]

The aggregate market value of the voting stock held by  non-affiliates of the registrant as of February 28, 1995:


                          Common Stock, no par value -
The number of shares outstanding of the issuer's classes of common stock as of
                               February 28, 1995:

                 Common Stock, no par value  4,527,324   shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                        This document contains 81 pages.

                               TABLE OF  CONTENTS



Part      Item Number     Item                                          Page

I           1.            Business                                        3

I           2.            Properties                                     16

I           3.            Legal Proceedings                              17

I           4.            Submission of Matters to a Vote                19
                          of Security Holders

II          5.            Market for the Company's Common Stock          20
                          and Related Stockholder Matters

II          6.            Selected Financial Data                        21

II          7.            Management's Discussion and Analysis           22
                          of Financial Condition and Results
                          of Operations

II          8.            Financial Statements and Supplementary         36
                          Data

II          9.            Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure                           56

III         10.           Directors and Executive Officers of
                          the Company                                    57

III         11.           Executive Compensation                         57

III         12.           Security   Ownership  of Certain               57
                          Beneficial Owners and Management

III        13.            Certain     Relationships     and     Related  57
                          Transaction

IV         14.            Exhibits, Financial Statement                  57
                          Schedules and Reports on Form 8-K

                                     PART 1

Item 1.   BUSINESS

General Development of Business

           CU Bancorp, (the "Company) was incorporated under the laws of the State of California on September 3, 1981.It is the parent of California United Bank, a National Banking Association (the "Bank") which is a wholly owned subsidiary of the Company.

     DESCRIPTION OF BUSINESS

Commercial Banking Business

         The Bank engages in the commercial banking business primarily serving the San Fernando Valley, Beverly Hills, West Los Angeles, and the South Bay portions of the County of Los Angeles which are generally affluent residential and business centers. The Bank also serves the greater Southern California metropolitan area.

          Until November 1993, the Bank operated in two distinct segments, commercial banking and mortgage banking.The Bank sold the origination portion of its mortgage banking division in November 1993.

        The Bank's primary focus is to engage in middle market lending to businesses, professionals, the entertainment industry, and high net-worth individuals. While in the past, the Bank specialized in serving the real estate industry, the Bank is currently attempting to diversify its portfolios and will in the future specialize in asset based lending to middle market businesses. While the Bank does not actively solicit retail or consumer banking business, it offers these services primarily to owners, officers, and employees of its wholesale customers, and customers of accounting and business management firms with which the Bank regularly does business.

     The Bank attracts customers and deposits by offering a personalized approach and a high degree of service.The key to the Bank's deposit generation is personal contacts and services rather than rate competition. A significant portion of its business is with business customers who conduct substantially all of their banking business with the Bank.

          Either alone or in concert with correspondent banks, the Bank offers a wide variety of credit and deposit services to its customers. Management believes that its current and prospective customers favorably respond to the individualized tailored banking services that the
Bank  provides.   Deposit services, which the Bank offers, include
personal and business checking accounts and savings accounts, insured money market deposit accounts, interest-bearing negotiable orders of withdrawal ("NOW") accounts, and time certificates of deposit, along with IRA and Keogh accounts. The Bank has not requested and does not have regulatory approval to offer trust services; nor does it have any present intention to seek such approval.

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

          Continued development of a diversified commercial oriented deposit base is the Bank's highest priority. Time and demand deposits are actively solicited by the directors, officers, and employees of the Bank.The executive and senior officers of the Bank have had substantial experience in soliciting bank deposits and in serving the comprehensive banking needs of small and mid-size businesses.

        The Bank services the commercial banking business from its head office at 16030 Ventura Boulevard, in Encino, California 91436, a suburb of Los Angeles, and an office in West Los Angeles, located at 10880 Wilshire Boulevard, Los Angeles California 90024, in the Westwood commercial and
retail district, with close freeway access.   The Bank also maintains a
South Bay Regional Office (non depository) in Gardena, California, in order to serve the burgeoning South Bay area, a
San Gabriel Valley Regional Office (non depository), located in City of Industry, which serves the San Gabriel Valley and northern Orange County and a Ventura County Loan Production Office in Camarillo which services northern Los Angeles County and Ventura County.

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

          The Bank retained the mortgage servicing portfolio after the sale of the division, although it retained the former division to service the loans. At December 31, 1994, the Bank sold all servicing with one sale to
close in January,  1995.   The Bank entered into an agreement with the Federal
National Mortgage Association and Federal Home Loan Mortgage Corporation to dispose of any remaining portion of this portfolio by the of 1994 because, with the sale of the mortgage origination operation, the Bank is no longer a qualified seller/servicer of such loans. See Management's Discussion and Analysis for further amplification on the effect of the sale.

          Entertainment Division

        The Bank's entertainment division, housed in its West Los Angeles Regional Office, is designed specifically to serve the needs of accountants and business managers serving artists and other entertainment industry related companies and individuals, while providing a more diverse source of deposits for the Bank as a whole. At December 31, 1994 and 1993, this division had total deposits of $33 million and $35 million, respectively.

          Customers and Business Concentration

        The Bank believes that there is no single customer whose loss would have a material adverse effect on the Bank. At year end 1993, the Bank obtained approximately 24% of its deposits from companies associated with the real estate business, primarily title and escrow companies. However by year end 1994, this had been reduced to 17 %. While this appears to be a significant deposit concentration, because these deposits are attributable to a large number of companies in a diverse market
(from small single  family  homes  to  larger projects),  the Bank does not believe there is a problematical concentration  in any  one  industry.
To account for seasonal and economic  variations  in  this industry,
the Bank has taken a number of steps to insure liquidity.   Regarding
business concentrations in both lending and deposit activities, see Management's Discussion and Analysis.

                  Competition

          The Company does not conduct any business unrelated to the business of the Bank and thus is affected by competition only in the banking industry.

        The Bank's primary commercial banking market area consists of the San Fernando Valley, Beverly Hills, West Los Angeles, and metropolitan areas of the City and County of Los Angeles. The Bank also serves the South Bay, Orange County, Northern San Diego County, the San Gabriel Valley, the Conejo
Valley, Ventura  County  and  much  of Southern California.   The  banking
business in California generally, and specifically in the Bank's primary market area, is highly competitive with respect to both loans and
deposits.   The  business  is dominated  by  a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international services, trust services, and securities brokerage) which are not offered directly by the Bank. By virtue of the greater total capitalization of such banks, they have substantially higher lending limits than the Bank and substantial advertising and promotional budgets. However, smaller independent financial institutions also represent a competitive force, particularly as to the class of customers which the Bank typically serves.

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

Economic Environment in the Bank's Market Area

       The general economy in the Southern California market area, and particularly the real estate market, are suffering from the effects of a prolonged recession that have negatively impacted upon the ability of certain borrowers of the Bank to perform their obligations to the Bank. According to the First Interstate Bancorp Forecast 1994/1995 (the "Forecast"), Los Angeles County continues to serve as "ground zero" for the California recession. Los Angeles' unemployment rate remains higher than the adjusted rates for both the state or the nation. The Forecast predicts that economic recovery "continues to elude California's most populous county, besieged by weak demand, falling real estate values and defense procurement cuts which have Los Angeles'  aerospace/defense related  industries  in  full retreat.
A stabilization in the area's defense related industries and real estate market is necessary before a full fledged recovery can begin to take hold.
This is unlikely to happen until early 1995 in Los  Angeles."   It  is  too
early to predict the effect of the January 1994 earthquake on the Los Angeles Area, although reports have indicated that it will be the most costly natural disaster on record, surpassing the midwest floods of
1993.   It  is  also  expected  that it will  have  a  positive  effect on the construction industry, but a negative effect on the real estate market which may further delay the economic recovery.

           The financial condition of the Bank has been, and is expected to continue to be, dependent upon overall general economic conditions and the real estate market in Southern California. The future success of the Bank is dependent,in large part, upon the quality of its assets. Although management of the Bank has devoted substantial time and resources to the identification, collection and workout of nonperforming assets, and the diversification of portfolios, the real estate markets in Southern California and the overall economy in this area is likely to continue to have a significant effect on the quality of the Bank's assets in future periods and, accordingly, its financial condition and results of operations.

REGULATION AND SUPERVISION

       The following discussion of statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such regulations will not change in the future.

       The Company is subject to periodic reporting requirements of Section 13(d) of the Securities Exchange Act of 1934, which requires the Company to file annual, quarterly, and other current reports as well as proxy materials with the Securities and Exchange Commission ("the Commission").


Effect of Governmental Policies and Recent Legislation

      Banking is a business that depends on rate differentials. In general,the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

      The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal
Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged
on loans and paid on deposits.   The  nature  and impact of any future
changes in monetary policies cannot be predicted.

      From time to time, legislation is enacted which has the effect of increasing the cost of doing business,limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional
agencies.   For  example, legislation  was recently introduced in
Congress that would repeal  the  current statutory  restrictions on
affiliations between commercial banks and  securities firms.   Under
the  legislation, as proposed, bank holding companies  would  be allowed to  control  both a commercial bank and a securities  affiliate,  which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company
are impossible to predict.   See "Item 1. Business - Supervision
and Regulation."


Supervision and Regulation

      Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.


     The Company

The Company, as a registered bank holding company,is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

      The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Item 1. Business - Supervision and Regulation - Capital Standards."

   The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

     The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the 6
Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern and is generally prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of such other state.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks  during  periods of financial stress
or adversity and should maintain  the financial   flexibility  and
capital-raising  capacity  to  obtain   additional resources for assisting
its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source
of strength" doctrine.   Although the United States Court of Appeals for  the
Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.


      The  Company  is  also  a  bank  holding company within the  meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

     The Bank

      The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Comptroller. If, as a result of an examination of a Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct and increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a Bank's deposit insurance in the absence of action by the Comptroller and upon a finding that a Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or make prejudice the interest of its depositors.
The Bank is not currently subject to any such actions by the Comptroller or the FDIC.

      The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "Item 1. Business - Supervision and Regulation
Premiums  for  Deposit  Insurance."   The  Bank  is  also  subject to  certain
regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.

    Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers.

     Restrictions on Transfers of Funds to the Company by the Bank

      The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by state law.

      There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. The prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus.

      The Comptroller also has authority to prohibit the Bank from engaging in activities that, in the Comptroller's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Comptroller and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See "Item 1. Business Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions. The Comptroller has approved the Bank's plan to pay not more than $90,000 in dividends in each calendar quarter of 1995 to the Company.

      At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank. At December 31, 1994, the Bank had no retained earnings available for the payment of cash dividends but had received the prior approval of the Comptroller to pay certain dividends as set forth above.

      The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law and National Banking Law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1.Business - Supervision and Regulation -Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."




     Capital Standards

      The Federal Reserve Board and the Comptroller have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

    A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, term preferred stock, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.
      In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above
the  3% minimum,  or  4%  to  5%.     In  addition to these uniform
risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     The federal banking regulators have issued a proposed rule to take account of interest rate risk in calculating risk- based capital. The proposed rule
includes a supervisory model for taking account of interest rate risk.   Under
that model, institutions would report their assets, liabilities and off balance
sheet positions in  time  bands based upon their  remaining  maturities.   The
federal banking agencies would then calculate a net risk weighted interest rate exposure. If that interest rate risk exposure was in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 100 basis point parallel shift in market interest rates. However, the federal banking agencies have proposed to let banks use their own internal measurement of interest rate risk if it is declared adequate by examiners.

      Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

    In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See "Item 1.
Business -- Supervision and Regulation -- Accounting  Changes."   The  federal
banking agencies recently issued final rules governing banks and bank holding companies, which become effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter- end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1
Capital and total  assets  and regulatory capital calculations.

  Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

      The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1994.


                                             December
                                             31, 1994

                                                                    Minimum
                                                                     Capital
                                            Actual
                                     Amount        Ratios         Requirement
                                  (in thousands)
Leverage ratio                       $29,506          10.4 %        4.0%
Tier 1 risk-based ratio               29,506            14.1        4.0
Total risk-based ratio                32,178            15.4        8.0

     Prompt Corrective Action and Other Enforcement Mechanisms

     Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum
capital ratios.   The law required each federal banking agency to promulgate
regulations defining   the  following  five  categories  in  which  an  insured
depository institution  will  be  placed, based on the level of its  capital
ratios:  well capitalized,    adequately    capitalized,    undercapitalized,
significantly undercapitalized and critically undercapitalized.

      In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

"Well capitalized"                          "Adequately capitalized"
Total risk-based capital of 10%;             Total risk-based capital of 8%;
Tier  1 risk-based capital of 6%; and        Tier 1 risk-based capital of  4%;
Leverage ratio of 5%.                        and Leverage ratio of 4%.


"Undercapitalized"                          "Significantly undercapitalized"
Total risk-based capital less than 8%;       Total risk-based capital less than
Tier 1 risk-based capital less than 4%; or   6%; Tier 1 risk-based capital
Leverage ratio less than 4%.                 less than  3%; or Leverage ratio
                                             less than 3%.



"Critically undercapitalized"
Tangible equity to total assets less than 2%.

   An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment. The Bank believes it meets all of the criteria for "well capitalized".

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan.
Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

      An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits;
(iv) further  restrictions  on  growth  or required shrinkage;  (v)
modification  or termination  of  specified activities; (vi) replacement of directors  or  senior executive  officers;  (vii)  prohibitions  on
the  receipt  of  deposits   from correspondent institutions; (viii)
restrictions on capital distributions by  the holding   companies
of  such  institutions;  (ix)  required   divestiture   of subsidiaries
by the institution; or (x) other restrictions as determined by  the appropriate  federal banking agency.  Although the appropriate  federal  banking agency  has  discretion  to  determine which of the  foregoing  restrictions or sanctions  it  will seek to impose, it is required to force  a  sale of  voting shares  or  merger,  impose restrictions on affiliate transactions  and  impose restrictions  on rates paid on deposits unless it determines that  such  actions would  not  further the
purpose of the prompt corrective action provisions.   In addition,
without the prior written approval of the appropriate federal  banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12
calendar   months   preceding  the  month  in  which  the institution  became
undercapitalized.

      Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of
business  without  prior  regulatory  approval and could  not,  with   certain
exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

       In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement
with the agency.   Enforcement  actions may include the imposition of  a
conservator  or receiver,  the  issuance  of a cease and desist order  that can  be  judicially enforced,  the termination of insurance of deposits
(in the case of a depository institution),  the  imposition  of  civil
money  penalties,  the  issuance   of directives  to increase capital, the
issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.




          Safety and Soundness Standards

   On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations,relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agenciesin identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet 11 these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

      In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

      Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.


     Premiums for Deposit Insurance

Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate
on deposits  of  BIF  members  could increase in the future.   The  FDIC
also  has authority to impose special assessments against insured deposits.

      The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums currently within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. On January 31, 1995, the FDIC issued proposed regulations that would establish a new assessment rate schedule of 4 cents per $100 of deposits to 31 cents per $100 of deposits applicable to members of BIF. There can be no assurance that the final regulations will be adopted as proposed. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An ndercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution.


     Interstate Banking and Branching

     On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act,beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation,it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by 12 state law except that a state may not impose more than a five year existence requirement.

     The Interstate Act also permits, beginning June 1, 1997,mergers of insured banks located in different states and conversion of the branches of the
acquired bank into  branches  of  the  resulting  bank.   Each  state  may
permit  such combinations  earlier than June 1, 1997, and may adopt legislation  to  prohibit interstate  mergers  after that date in
that state or in other  states  by  that state's  banks.   The  same
concentration limits  discussed  in  the  preceding paragraph  apply.
The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a mergertransaction.

      The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding
companies.   It  is  difficult  to  assess  the  impact  such likely  increased competition will have on the Company's operations.

      In 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage allowed acquisitions on a "reciprocal" basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national "reciprocal" basis. California has also adopted similar legislation applicable to savings associations and their holding companies.


     Community Reinvestment Act and Fair Lending Developments

      The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. On December 21, 1993, the federal banking agencies issued a proposal to change the manner in which they measure a bank's compliance with its CRA obligations, but no final regulation has yet been approved.


     On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.


     Accounting Changes

     In February 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No.109, "Accounting for Income Taxes," which supersedes SFAS No. 96 of the same title. SFAS No. 109, which became effective for fiscal years beginning after December 31, 1992, employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. Adoption by the Company of SFAS No. 109 did not have a material impact on the Company's results of operations.

     In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1992 (December 15, 1995 in the case of entities with less than $150 million in total assets). SFAS No. 107 requires financial intermediaries to disclose, either in the body of their financial statements or in the accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." SFAS No. 107 defines "fair value" as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are deemed the best evidence of the fair value of such instruments. Most deposit and loan instruments issued by financial intermediaries are subject to SFAS No. 107, and its effect will be to require financial statement disclosure of the fair value of most of the assets and liabilities of financial intermediaries such as the Company and the Bank.

The disclosure required by SFAS No. 107 at December 31, 1994 is presented in
Note 8 to the Company's

Consolidated Financial Statements. See "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

      In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the
contracted terms of  the  loan  agreement.   A  creditor is required
to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining that foreclosure is probable.
SFAS No. 114 also clarifies the existing accounting for in- substance foreclosures by stating that a collateral-dependent real estate loan would be reported as real estate owned only if the lender had taken possession of collateral.

      SFAS No. 118 amended SFAS No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS No. 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994. Although earlier application is encouraged, it is not required. SFAS No. 118 is effective concurrent with the effective date of SFAS No. 114. The Company has not adopted
SFAS No. 114 for fiscal year 1994, and the Company has not yet determined the impact of the adoption of thisstatement.

     In December 1990, FASB issued SFAS No. 106,"Employers' Accounting for Post-Retirement Benefits Other Than Pensions" effective for fiscal years beginning after December 15, 1992. In November 1992, FASB issued Statement of Financial
Standards   No.  112,  "Employers'  Accounting  For  Post-Employment Benefits,"
effective for fiscal years beginning after December 15, 1993. SFAS No. 106 and SFAS No. 112 focus primarily on post-retirement health care benefits. The Company does not provide post-retirement benefits, and SFAS No. 106 and SFAS
No. 112 will have no impact on net income in 1994.


      In May 1993, the FASB issued SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments would be classified in three categories and accounted for as follows: (i) debt and equity securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and
(iii) debt and equity securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity. The statement is effective for financial statements for calendar year 1994, but may be applied to an earlier fiscal year for which annual financial statements have not been issued.
The Company adopted SFAS No. 115 in 1993. The cumulative effect of the change in accounting was not material.

Additional Regulatory Matters
          The assets of a commercial banking institution consist largely of interest earning assets, including loans, federal funds sold, time certificates of deposit, and investment securities. The liabilities of a commercial banking institution consist of non-interest bearing demand deposits, and interest bearing liabilities, including time deposits, savings accounts, and other bank borrowings. The values and yields of these assets and rates paid on these liabilities are sensitive to changes in prevailing market rates of interest. The earnings and growth of the Company are largely dependent on the Company's ability to increase the amount and net yield of its interest earning assets which, in turn, depends upon deposit growth and the ability of the Company to maintain a favorable differential or "spread" between the yield on interest earning assets and the rate paid on interest bearing deposits and other interest bearing liabilities. The FRB implements national monetary policies (for example, to curb inflation and combat recession) by its open market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowing by banks that are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits, and also effect interest rates charged on loans and deposits. Thus, the earnings and growth of monetary and fiscal policies of the federal government, and the policies of regulatory agencies, particularly the FRB. The nature and impact of any future changes in economic conditions and government policies cannot be predicted.

            Supervision, regulation, and examination of the Bank by bank regulatory agencies are generally intended to protect depositors and are not intended for the protection of the Company's stockholders.

           In November 1993, the Office of the Comptroller of the Currency released the Bank from its Formal Agreement entered into in June 1992. The Formal Agreement required the implementation of certain policies and procedures for the operation of the bank to improve lending operations and management of the loanportfolio. The Formal Agreement required the Bank to maintain a Tier 1 risk weighted capital ratio of 10.5% and a 6% Tier 1 capital ratio based on adjusted total assets. The Formal Agreement mandated the adoption of a written program to essentially reduce criticized assets, maintain adequate loan loss reserves and improve bank administration, real estate appraisal, asset review management and liquidity policies, and restricted the payment of dividends.

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

           In addition, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to affiliates (including parent bank holding companies), investments of stock or other securities thereof, and the taking of such securities as capital and surplus for all affiliates.
Transactions with affiliates are only permissible if they are on terms consistent with safe and sound banking practices, and must be on substantially identical terms (or not less favorable to the bank) as similar transactions with non-affiliates. A bank may not purchase a "low quality asset"(as defined in section 23a(b)(10) of the Federal Reserve Act) from an affiliate.

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


EMPLOYEES

           As of December 31, 1994, the Company had two employees, its Chief Executive Officer and Chief Financial Officer, who received no compensation. At December 31, 1994, the Bank had 91 full-time employees and 7 part-time employees. Of these employees, 12 held titles of senior vice president or above. At December 31, 1994, none of the executive officers of the Bank served pursuant to written employment agreements. None of the Company's or the Bank's employees are represented by a labor union. The Company considers its relationship and the Bank's relationship with each company's
respective  employees  to   be excellent.

Item 2.   PROPERTIES

           The principal offices of the Company are located in a multi-story office building located at 16030 Ventura Boulevard, Encino, California 91364 for which it pays a monthly rental of $60 thousand. The lease contains a ceiling on cost on living adjustments of 5% per year. The lease is renewable. The Bank leases the property in which its West Los Angeles branch and offices are located for a monthly rent of $ 6 thousand. The Bank also has certain month to month or short term leases for offices in the South Bay, Camarillo
and the San  Gabriel Valley.   Management believes that the existing leases
will be renogotiated at termination to provide for additional space requirements, which are not expected to be material.

           From  time  to  time  the  Bank  may acquire  real  property through
foreclosure.   See  Management's Discussion and Analysis "Nonperforming Assets"
for further amplification on real property acquired in this manner.

Item 3.   LEGAL PROCEEDINGS


In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, the Bank believes that pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations.

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

During 1994, the Court granted the Bank's motion for summary judgment in the Individual Investor Action. An appeal of that Order was filed by the plaintiffs. The plaintiff in the Individual Investor Action will be a member of the settling class and in connection with the settlement discussed below, that appeal will be dismissed.

The Bank has entered into a settlement agreement with the representatives of the various plaintiffs, which, when consummated, will dismiss all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named. The settlement is subject to appropriate Court approvals, which have
now  been  received.   In connection  with the settlement, the Bank will
release its security interest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral has been a subject of dispute in the Neilson Action, with  both the
Bank  and  the  representatives of PMC/SLGH asserting  the  right  to  such
collateral.   All  the Individual Loans have been charged off  previously.
The Bank will also make a cash payment to the Plaintiffs in connection with the settlement. In connection with the settlement the Bank will assign its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director.

The settlement has been approved by the Federal District Court and the Federal Bankruptcy Court. While one party to these matters filed an appeal to the approval by the courts, they have indicated that they will dismiss such appeal, which would allow the settlement to be effectuated. Based upon advice of counsel, the Bank believes that the possibility of the settlement not being finalized is remote. The Bank is still providing a defense to its former director/officer who continues as a defendant and who retains his rights of indemnity, if any, against the Bank arising out of his status as a former
employee.   At  this  time  the  only viable claims which  remain  against the former director/employee are claims of negligence in connection with certain depository relationships with PMC/SLGH. While the Bank's Director and Officer Liability Insurer has not acknowledged coverage of any potential judgment or cost of defense, the Insurer is on notice of the action and has participated in various aspects of the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.





Item 4(A).  EXECUTIVE OFFICERS OF THE COMPANY


          Set forth below are brief summaries of the background and business experience of each of the executive officers of the Company and the Bank as of December 31, 1994:









Name                  Age     Position  with     Position with     Years in Job
                                the Company         the Bank

Stephen G. Carpenter   54      CEO               Chairman/CEO         2.5


David I. Rainer        38      President         President/Chief      2.5
                                                 Operating Officer

Patrick Hartman        45      Chief Financial   Senior V.P./Chief    2.2
                               Officer           Financial Officer

Anne Williams          36                               Chief Credit Officer 1.5





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





     PATRICK HARTMAN has been employed by the Bank since November, 1992. Prior to assuming his present 18 positions he was Senior Vice President/ Chief Financial Officer for Cenfed Bank for a period during 1992. Mr. Hartman held the post of Senior Vice President/Chief Financial Officer of Community Bank, Pasadena, California, for thirteen years.





     ANNE WILLIAMS joined the Bank in 1992 as Senior Loan Officer. She was named to the position of Chief Credit Officer in July 1993. Prior to that time she spent five years at Bank of America/Security Pacific National Bank, where she was a credit administrator in asset based lending, for middle market in the Los Angeles area. Ms Williams was trained at Chase Manhattan Bank in New York, and was a commercial lender at Societe Generale in Los Angeles and Boston Five Cents Savings Bank where she managed the corporate lending group.

                                     PART II





Item 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


see Management's Discussion and Analysis "Capital"





     Holders of Company's Common Stock


          As of the close of business on December 31, 1994 there were 424 record holders of the Company's issued and outstanding Common Stock.


     Dividends


           Under national banking laws the Bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and bad debts. In addition,the payment of dividends out of net profits is further limited in that the Bank is prohibited from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock, or, if the surplus fund does not equal the amount of capital stock, until there has been transferred to the surplus fund not less than one-tenth of the bank's net profits for the preceding half-year in the case of quarterly or semi-annual dividends, or not less than one-tenth of its net profits for the preceding two consecutive half-year periods in the case of annual dividends.


           The approval of the Comptroller of the Currency is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In first quarter 1995, the Bank received the Comptroller's prior approval for payment of dividends in 1995, not to exceed $90,000 per quarter.


           While the Company has generally followed a policy of retaining earnings for the purpose of increasing the net worth of the Company in order to support asset growth. Accordingly, in recent years, the Company had not paid any cash dividends. However, a $.02 per share dividend was declared in first quarter 1995. Holders of the Common Stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefor under the laws of the State of California. The Company declared a 20 % stock dividend in 1989, 5% stock dividends in 1988, 1987, and 1986, a 2 for 1 stock split in 1984 and a 6 for 5 split effected in the form of a stock dividend in 1985. All per share amounts throughout this Form 10-K are adjusted to give effect to these share dividends and splits.

Item 6.   SELECTED FINANCIAL DATA
Selected Financial Data
                                     CU Bancorp and Subsidiary

Amounts in thousands of dollars, except per share data

                                               As of the years ended December 31,
                                                   1994             1993             1992             1991             1990
Consolidated Balance Sheet Data

Total securities                               $ 74,153        $  88,034          $84,724         $ 59,533         $ 37,755
Net loans                                       167,175          134,148          193,643          273,126          308,346
Total earning assets                            261,328          251,559          281,723          429,480          415,602
Total assets                                    304,154          279,206          353,923          516,762          485,697
Total deposits                                  264,181          238,928          318,574          473,125          444,542
Total shareholders' equity                       29,744           26,990           24,632           32,598           36,600
Regulatory risk based capital ratio               15.4%           16.71%          12.87%           12.31%           14.15%
Regulatory capital leverage ratio                10.44%           9.16%            6.12%            6.91%            9.25%
Allowance for loan losses to:
   Period end total loans                         4.25%            4.63%            6.28%            4.33%            1.32%
   Nonperforming loans                          20,631%             473%              95%              75%              79%
   Nonperforming assets                         20,631%             283%              95%              59%              79%

Consolidated Operating Results
Net interest income                           $  13,881        $  14,431         $ 20,625        $  25,681         $ 28,851
Other operating income                            5,408           26,423           21,499           10,537            6,936
Provision for loan losses                             0              450           17,090           14,267            3,650
Operating expenses                               14,735           36,883           37,493           27,843           22,265
Net income (loss)                                 2,574            2,098          (8,190)          (3,637)            5,863
Fully diluted income/(loss) per
     common & equivalent share               $      .56       $     0.47         $ (1.90)        $  (0.83)        $    1.27
Net interest margin                               5.98%            5.86%            6.07%            6.99%             7.61%
Return on average shareholders'
equity                                            9.12%            8.12%         (26.06)%         (10.27)%            16.85%

Return on average assets                          0.97%            0.69%          (1.89)%          (0.76)%             1.31%

Cash dividends per common share                      --           ------          -------          $ 0.150          $ 0.225

Item 7.

Management Discussion and Analysis

Overview

The Bank's strong performance in 1994 has been the result of the continuation of the strategy that was developed over two years ago. Continued emphasis on growing as a middle market bank committed to a discipline of credit quality and cost control has resulted in solid earnings and growth for the year.

The Bank's seasoned commercial lenders generated new loan commitments of $121 million in 1994, 20% more than the $101 million in commitments generated in
1993.   Two  consecutive  years  of significant new  business  development have demonstrated the Bank's ability to meet the needs of middle market companies for relationship-based services. This positive growth trend is expected to continue into 1995 and be a significant contributor to improved profit performance in the coming years.

The Company earned $2.6 million, or $.56 per share, in 1994, compared to $2.1 million, or $0.47 per share, in 1993. The 1994 earnings included profitable performance by the Bank and a gain on the sale of the mortgage servicing rights retained by the Bank when its mortgage origination network was sold in 1993.

The Bank's asset quality ratios continue to be exceptionally strong. At December 31, 1994, nonperforming assets were $ 36 thousand, down $ 2.3 million, or 98 %, from the prior year. At December 31, 1994, the Bank did not have any real estate acquired through foreclosure.

The Bank's allowance for loan losses as a percent of both nonperforming loans and nonperforming assets at the end of 1994 was 20,631%, compared to 1993 levels of 473% and 283%, respectively. The allowance for loan losses as a percentage of nonperforming loans and assets has increased as both
nonperforming categories  were  reduced.   During 1994, the Bank enjoyed  a
net recovery as recoveries exceeded chargeoffs. Net recoveries further increase the allowance and its coverage of the nonperforming loans and assets.

Capital ratios are strong , substantially exceeding levels required to be in the "well capitalized" category established by bank regulators.
The Total Risk-Based Capital Ratio was 15.40%, the Tier 1 Risk-Based Capital Ratio was 14.12%, and the Leverage Ratio was 10.44% at
December 31, 1994.


The successful results in 1993 and 1994 concerning asset quality, regulatory relations, growth of middle market lending and strategic focus make expansion and growth possible. Two new loan production offices were opened in January 1994. These offices have allowed expanded market penetration and commercial portfolio diversification. These offices have since been converted to branches. On April 1, 1994, the Bank acquired the deposits of the Encino branch of Mechanics National Bank from the FDIC, to expand and improve deposit mix. In October 1994, another loan production office was opened in Camarillo,California to be the Ventura County regional center. The Bank has received authorization to convert the Camarillo office to a branch,and expects to make that conversion in 1995.


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

The Bank's focus on middle market lending, in its infancy at year-end 1992, gained momentum in 1993 and further accelerated in 1994. Total loans increased over $33.9 million from December 31, 1993 to December 31, 1994. Offsetting this, the remaining Held for Sale mortgages of $10.4 million at December 31, 1993 were sold in the first quarter of 1994. Excluding this planned
liquidation, loans increased by  $44   million, or 34%, for the  year  ended
December 31, 1994.


Table 1  Loan Portfolio                                           December 31,
Composition

Amounts in thousands of dollars
                                    1994             1993                1992              1991              1990

Commercial & Industrial Loans     $169,413   97%   $120,513     86%    $118,575    57%   $163,472   57%  $187,031            60%
Real Estate Loans:
    Held for Sale                        0           10,426              40,167            40,350          24,156
    Mortgages                        4,773    3%      8,496      6%      40,311    20%     52,259   18%    81,593            26%
    Construction                       416            1,226               2,392            14,368           2,743
Other Loans                              0                0               1,184             3,044           3,175
Loans                              174,602          140,661             202,629           273,493         298,698
Term federal funds sold                  0                0               4,000            12,000          15,000
Total loans net of unearned fees  $174,602  100%   $140,661    100%    $206,629   100%   $285,493  100%  $313,698           100%


At December 31, 1994, the Bank had loans totaling $169 million maturing within one year, $3 million maturing after one but within five years, and $3 million maturing after five years. The loans due after one year totaling $6 million all had predetermined interest rates.


Historically, the Bank's real estate loans held for sale were secured by single family residences originated by the Mortgage Banking Operation. These loans were sold to investors through firm commitments, generally in less than 90 days, and presented almost no credit risk. The sale of the mortgage origination operation eliminated this loan concentration. The remainder of real estate loans are generally collateralized by a first or second trust deed position.

Lending efforts have been directed away from commercial real estate, as well as construction and multifamily lending. The Bank is now focused on business lending to middle market customers. Current credit policy in general now permits commercial real estate lending only as part of a complete commercial banking relationship with a middle market customer. Existing commercial real estate loans, 14% of the loan portfolio, or $25 million at year end 1994, compared to $27 million at year-end 1993, are secured by first or second liens on office buildings and other structures. The loans are secured by real estate that had appraisals in excess of loan amounts at origination.

Monitoring and controlling the Bank's allowance for loan losses is a continuous process. All loans are assigned a risk grade, as defined by credit policies, at origination and are monitored to identify changing circumstances that could modify their inherent risks. These classifications are one of the criteria analyzed in determining the adequacy of the allowance for loan losses.


The amount and composition of the allowance for loan losses is as follows:

Table 2  Allocation of Allowance for Loan Losses

Amounts in thousands  of dollars
                                                     December 31,
Amounts in thousands of               1994         1993         1992         1991         1990
dollars
Commercial & Industrial Loans       $7,096      $ 5,699     $ 11,597     $ 11,147      $ 3,986
Real estate loans - Held for             0           67          368           90           60
Sale
Real estate loans - Mortgages            0          225          249           28           21
Real estate loans -                      0           10           62          100           37
Construction
Other loans                              0            0           19            0            0
Loans                                7,096        6,001       12,295       11,365        4,104
Unfunded commitments and
letters of credit                      331          512          691        1,002           24
Total Allowance for loan            $7,427      $ 6,513     $ 12,986     $ 12,367      $ 4,128
losses

Adequacy of the allowance is determined using management's estimates of potential portfolio and individual loan. Included in the criteria used to evaluate credit risk are, wherever appropriate, the borrower's cash flow, financial condition, management capabilities, and collateral valuations, as well as industry conditions. A portion of the allowance is established to address the risk inherent in general loan categories, historic loss experience, portfolio trends, economic conditions, and other factors. Based on this assessment a provision for loan losses may be charged against earnings to maintain the adequacy of the allowance. The allocation of the allowance based upon the risks by type of loans (as shown in Table 2), implies a degree of precision that is not possible when using judgment. While the systematic approach used does consider a variety of segmentations of the portfolio, management considers the allowance a general reserve available to address risks throughout the entire loan portfolio.

Activity in the allowance, classified by type of loan, is as follows:

Table 3   Analysis of the Changes in the Allowance for Loan Losses

Amounts in thousands of dollars

                                                    For the
                                                years ended
                                                   December
                                                        31,
                                                       1994         1993         1992         1991         1990
Balance at January 1                                 $6,513      $12,986      $12,367       $4,128       $3,158
Loans charged off:
  Real estate secured loans                             486        3,266        4,425        1,220        1,858
  Commercial loans secured and unsecured                820        6,582       12,562        5,422          640
  Loans to individuals, installment and
   other loans                                          107          901          813          258          321

   Total charge offs                                  1,413       10,749       17,800        6,900        2,819
Recoveries of loans previously charged off:
  Real estate secured loans                             586          393          249           15           42
  Commercial loans secured and unsecured              1,735        3,189        1,001          819           97
  Loans to individuals, installment and other
  loans                                                   6          244           79           38          ---
     Total recoveries of loans previously
charged off                                           2,327        3,826        1,329          872          139
Net charge offs                                       (914)        6,923       16,471        6,028        2,680
Provision for loan losses                                 0          450       17,090       14,267        3,650
Balance at December 31                               $7,427       $6,513      $12,986      $12,367       $4,128
Net loan charge offs (recoveries)  as a
percentage of average gross loans outstanding
during the year ended
December 31                                         (0.61)%        3.49%        6.70%        2.36%        0.98%

The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At December 31, 1994, nonperforming loans amounted to $36 thousand, down 97% from $1.4 million at December 31, 1993.

Table 4:  Nonperforming
Assets

Amounts in thousands of dollars
                                                      December 31,

                                1994         1993         1992         1991         1990
Loans not performing (1)      $   36      $   378       $8,978      $14,955       $4,000
insubstance foreclosures           0        1,000        4,652        1,512        1,224
Total nonperforming loans         36        1,378       13,630       16,467        5,224
Other real estate owned            0          920            0        4,564            0
Total nonperforming assets     $  36       $2,298      $13,630      $21,031       $5,224

Allowance for loan losses as
a percent of:
Nonperforming loans           20,631%         473%          95%          75%
Nonperforming asse            20,631          283           95           59           79
Nonperforming assets as a
percent of total assets            0          0.8          3.8          4.2         1.1

Nonperforming loans as a
percent of total loans             0          1.0          6.6          5.8        1.8


Note 1:
Loans not performing
Performing as               $     36        $   9       $2,895       $4,783
agreed
Partial performance                0          369        1,075        1,531
Not performing                     0            0        5,008        8,641
                            $     36         $378       $8,978      $14,955
Nonaccrual:
Loans                       $     36         $378       $7,728      $11,357       $1,486
Troubled debt                      0            0        1,250        1,326          818
restructurings
Past due ninety or
more days (a):
Loans                              0            0            0        2,272        1,696

(a) Past due with respect to principal and/or interest and continuing to accrue interest.


Securities
The securities portfolio at December 31, 1994, totaled $74 million, compared to $88 million at year-end 1993. The securities are all classified as a Held to Maturity portfolio. This portfolio is recorded at amortized cost. It is the Bank's intention to hold these securities to their individual maturity dates. There was no Available for Sale portfolio at year-end 1994 and 1993.

There have been no realized gains or losses on securities in during 1994. Gains of $77 thousand were realized during 1993. At December 31, 1994, there were unrealized gains of $ 9 thousand and losses of $ 2.7 million in the securities portfolio.

Additional information concerning securities is provided in the footnotes to the accompanying financial statements.

Other Real Estate Owned
At December 31, 1994, there was no Other Real Estate Owned on the Bank's balance sheet, compared with $920 thousand at December 31, 1993. The carrying values of these properties are at fair value less estimated selling costs, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against an allowance for real estate owned losses created by charging a provision to other operating expenses.

During 1994, the bank sold properties held as Other Real Estate Owned, realizing gains of $585 thousand. There were no comparable sales in 1993. Expenses related to Other Real Estate Owned were $ 22 thousand in the year ended December 31, 1994. This compares to $ 234 thousand at December 31, 1993.



Deposit Concentration

Due to its historic focus on real estate related activities, the Bank has developed a concentration of deposit accounts from title insurance and escrow companies. These deposits are generally noninterest bearing transaction accounts that contribute to the Bank's interest margin. Noninterest expense related to these deposits is included in other operating expense. The Bank monitors the profitability of these accounts through an account analysis procedure.

The Bank offers products and services allowing title insurance and escrow customers to operate with increased efficiency. A substantial portion of the services, provided through third party vendors, are automated data processing and accounting for trust balances maintained on deposit at the Bank. These and other banking related services, such as messenger and deposit courier services, will be limited or charged back to the customer if the deposit relationship profitability does not meet the Bank's experience.

Noninterest bearing deposits represent nearly the entire title and escrow relationship. These balances have been reduced substantially as the Bank focused on middle market business loans. The balance at December 31, 1994, was $44 million, compared to $58 million at December 31, 1993. Costs relative to servicing the above relationships are the significant portion of the Bank's customer data processing and messenger and courier costs. There have been no significant changes in these costs during 1994.

Table 5  Real Estate Escrow and Title                                                  Average balance
Insurance Company Deposits                              Year ended                    12 months ended
Amounts in thousands of dollars                      December 31,1994                 December 31,1994
                                                       Percent of  Percent of           Percent of
                                                        Total         Class              Total    Percent of
                                              Amount   Deposits              Amount     Deposits    class

1994 Balances
Noninterest bearing demand deposits          $44,382    16.8%        39.6%    $ 44,670    19.2%     41.0%
Interest-bearing demand & savings deposits     1,263      .5%          .8%       1,501      .6%      1.2%
Total deposit concentration                  $45,645    17.3%        40.4%    $ 46,171    19.8%

1993 Balances                                $58,943      25%                 $ 70,238      26%

The Bank had $36 million in certificates of deposit larger than $100 thousand dollars at December 31, 1994. The maturity distribution of these deposits is relatively short term, with $27 million maturing within 3 months and the balance maturing within 12 months.

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

From time to time the Bank may experience liquidity shortfalls ranging from one to several days. In these instances, the Bank will either purchase federal funds, and/or sell securities under repurchase agreements. These actions are intended to bridge mismatches between funding sources and requirements, and are designed to maintain the minimum required balances. The Bank had no Federal Funds purchased or borrowings under repurchase agreements during 1994.

The Bank's historical portfolio of large certificates of deposit (those of $100 thousand or more) at December 31, 1994 was 14% of total deposits, compared to 8.1% at December 31, 1993. The funding source has traditionally been used to manage liquidity needs.

During 1994, loan growth for the bank outpaced growth of deposits from the banks commercial customers. The Bank funded this growth, combined with the Bank's reduced concentration in title and escrow deposits, in part with certificates of deposit from customers from outside the Bank's normal service area. These out of area deposits are generally certificates of deposit of $90,000 or greater, that are priced competitively with similar certificates from other financial institutions throughout the country. At December 31, 1994, the Bank had approximately $55 million of these out of area deposits.

Table 6   Interest Rate Maturities of Earning Assets and Funding
Liabilities at December 31, 1994

Amounts in thousands of dollars
                                         Amounts Maturing or
                                         Repricing in

                                                            More Than    More Than     More Than
                                                         3 Months But 6 Months But  9 Months But
                                               Less Than    Less Than    Less Than     Less than    12 Months
Amounts in thousands of dollars                 3 Months     6 Months            9     12 Months       & Over
                                                                            Months
Earning Assets
 Gross Loans (1)                                $162,531     $  1,172      $ 1,271      $    121       $9,506
 Investments                                       6,000        3,001        4,975         4,983       55,194
Federal funds sold & other                        20,000       ------      -------        ------       ------
     Total earning assets                        188,531        4,173        6,246         5,104       64,700
Interest bearing deposits:
  Demand                                          54,694            0            0             0            0
  Savings                                         13,202            0            0             0            0
  Time certificates of deposit:
     Under $100                                   30,731        8,879        1,530         6,600           96
     $100 or more                                 26,859        5,616        1,335         2,500          105
     Non interest bearing demand deposits         34,560       ------       ------        ------      -------
     Total interest bearing liabilities          160,046       14,495        2,865         9,100          201
Interest rate sensitivity gap                     28,485     (10,322)        3,381       (3,996)       64,499
Cumulative interest rate sensitivity gap          28,485       18,163       21,544        17,548       82,047
Off balance sheet financial instruments                0            0            0             0            0
Net cumulative gap                               $28,485      $18,163      $21,544       $17,548      $82,047
Adjusted cumulative ratio of rate sensitive
assets to rate sensitive liabilities               1.18%        1.11%        1.12%         1.09%        1.40%

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

Capital
Total shareholders' equity was $30 million at December 31, 1994, compared to $27 million at year-end 1993. The increase was due to earnings, plus the exercise of stock options. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1994 and 1993. the Bank's capital levels exceeded the "well-capitalized" standards, the highest classification established by bank regulators.

 Table 7  Capital Ratios

                                       Regulatory Standards
                                       Dec 31   Dec 31      Well -
                                       1994      1993     Capitalized   Minimum

Total Risk Based Capital             15.40%       16.7%     10.00%       8.00%
Tier 1 Risk Based Capital            14.12        15.4       6.00        4.00
Leveraged Capital                    10.44         9.2       5.00        3.00



No dividends have been paid in 1994 or 1993. In February, 1995, the Bank declared a dividend of $.02 per share for the fourth quarter of 1994, payable March 13, 1995 to shareholders of record February 20, 1995.

The common stock of the Bank is listed and traded on the National Association of Securities Dealers Automated System (NASDAQ) National Market Systems where it trades under the symbol CUBN.

Table 8  Stock Prices - Unaudited


                                 1994                    1993
                           High         Low        High         Low
First Quarter             $7.50       $6.50       $6.25       $3.38
Second Quarter             7.00        5.75        7.00        4.75
Third Quarter              7.50        6.00        6.25        5.00
Fourth Quarter             8.00        6.75        7.25        5.75





Earnings by Line of Business

Prior to the sale of the mortgage origination network in November, 1993, the Bank operated a commercial bank and a mortgage bank as two distinct business segments. In 1994, real estate lending is generally only done as part of a commercial banking relationship. For 1994, therefore, the Bank consists of only a single segment, the commercial banking operation. Tables 9 shows the pre-tax operating contributions.

Table 9  Pre-tax operating contribution by line of business (i)

Amounts in thousands of dollars




                                                              1993                                 1992
                                      1994                 Commercial   Mortgage
                                   Consolidated   Consolid-  Banking     Banking   Consolid-  Commercial   Mortgage
                                                  ated                             ated       Banking       Banking
Net interest income                  $13,881      $14,431    $13,844     $587      $20,625     $18,888      $1,737

Provisions for loan losses                 0          450        200      250       17,090      15,843       1,247

Risk adjusted net interest income     13,881       13,981     13,644      337        3,535       3,045         490

Noninterest revenue                    2,836       24,940      1,032   23,908       21,499       1,865      19,634

Total revenues                        16,717       38,921     14,676   24,245       25,034       4,910      20,124

Salaries and related benefits          6,335       11,020      6,151    4,869       12,647       7,998       4,649

Other operating expenses               7,800       25,416      7,738   17,678       24,846      12,910      11,936

Total operating expenses              14,135       36,436     13,889   22,547       37,493      20,908      16,585

Operating Income                       2,582        2,485        787    1,698      (12,459)    (15,998)      3,539
Gain on sale of mortgage
origination operation                               1,483
Gain on sale of mortgage
servicing portfolio                    2,572
Restructuring charge                   (600)
Reserve for branch relocation                       (447)
Income before taxes                   $4,554       $3,521       $787   $1,698     $(12,459)   $(15,998)     $3,539


  (i) Inter-divisional transactions for 1993 have been eliminated at the division level.



The Bank is committed to the expansion of its market penetration of the commercial bank including the creation of loan production offices, establishment of a Small Business Administration ("SBA") loan production group, and development of an international trade services group.

Branches have been established in three strategic locations in Southern California. In January 1994, two branches were established to serve the San Gabriel Valley area and the South Bay area. The offices are staffed with seasoned commercial lenders whose primary focus is business development. Such offices are cost effective approaches to business development and allow the Bank access to wider market exposure. While these offices are primarily staffed with existing personnel, when appropriate, key people with specific market knowledge and experience have been hired. In October 1994, the Bank opened a loan production office in Camarillo, California as its regional center for Ventura County. The Camarillo office is expected to be converted to a Branch in the coming year.

The Bank established, in the fourth quarter of 1993, a group of lenders to focus on the production of commercial loans that can be participated with the SBA. These loans are subject to the same credit quality policies and procedures as all commercial loan production. Fees generated from the sale of the guaranteed portion of the loans will be an important new source of noninterest income.

Another new product was added late in 1993, with the creation of an international trade services group. Many of the Bank's existing commercial customers and prospects are involved in import and/or export. This product line includes letters of credit, foreign exchange, and foreign collections, and is another important element in the total banking relationship offered to our business customers.

Net Interest Income and Interest Rate Risk
Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income for 1994 was $13.9 million, compared to $14.4 million in 1993 and $20.6 million in 1992. The change is primarily attributable to lower levels of average loans and deposits in 1994 being offset by favorable rate variations. The change in 1993 compared with 1992 was primarily attributable to changes in volume. As a result of efforts to deal with credit quality issues and refocus the Bank on middle market business customers, loans outside target markets have been motivated to leave the Bank. Initially this has an adverse affect on net interest margin but subsequent growth of the middle market loan portfolio replaces these assets and provides a more reliable and valuable source of interest margin.

Table 10 Analysis of Changes in Net Interest Income (1) (Amounts in thousands of dollars)

Amounts in thousands of dollars
Increases(Decreases)
                                         Year ended December 31,                  Year ended December 31,
                                          1994 compared to 1993                    1993 compared to 1992
Increases(Decreases)                    Volume        Rate        Total       Volume          Rate       Total
Interest Income
Loans, net                            $(4,466)      $2,016     $(2,450)     $(3,871)     $(1,210)     $(5,081)
Investments                              1,149         175        1,324      (1,623)        (549)      (2,172)
Federal Funds Sold                         213         252          465        (326)        (118)        (444)
   Total interest income               (3,104)       2,443        (661)      (5,820)      (1,877)      (7,697)
Interest Expense
Interest bearing deposits:
 Demand                                    182       (114)           68        (196)        (492)        (688)
 Savings                                  (80)          97           17        (138)         (99)        (237)
 Time Certificates of deposit:
   Under $100                            (179)         195           16          522         (50)          472
   $100 or more                          (177)         166         (11)        (478)        (193)        (671)

Federal funds purchased / Repos           (40)        (40)         (80)         (40)         (23)         (63)
Other borrowings                         (135)          19        (116)        (123)        (193)        (316)
   Total interest expense                (429)         323        (106)        (453)      (1,050)      (1,503)
   Net interest income                $(2,675)      $2,120      $ (555)     $(5,367)      $ (827)     $(6,194)

(1) The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.

Yields on earning assets were approximately 7.8% in 1994, compared to a 7.6% yield for 1993 and 7.8% 1992. The higher average yield on earning assets in 1994 is largely due to the higher yields on loans as the prime rate began to rise in 1994. Through October 8, 1993, net interest income continued to benefit from an interest rate swap agreement, discussed below. Rates on interest bearing deposits resulted in an average cost of funds of
3.0 % in 1994, compared to   2.9% for 1993 and 3.4% for 1992.

Shrinkage in the Bank's earning asset and funding liability portfolios contributed to the reduction in net interest income. Average loans during 1994 decreased $ 47 million from $189 million in 1993. Average loans in 1992 were $ 233 million. These decreases resulted from the sale of the held for sale mortgage loans, discussed below, and management's efforts to improve the quality of the loan portfolio and redirect production to middle market commercial loans. Earning assets averaged $231.9 million in 1994, down from $ 246.5 million in 1993, and $339 million in 1992.

Table 11  Average Balance Sheets and Analysis of Net Interest Income

Amounts in thousands of dollars
                                          1994                           1993                                    1992

                                       Interest                         Interest                        Interest    Yield or
                             Balance  Income or   Yield or              Income or   Yield or            Income or     Rate
                                        Expense      Rate     Balance    Expense      Rate    Balance    Expense
Interest Earning Assets
 Loans, Net    (1           $141,878    $14,036     9.89%   $188,967    $16,487      8.72%   $233,203  $ 21,568     9.25 %
 Investments  (2)             66,891      2,947      4.41     37,534      1,558      4.15      76,161     3,667     4.81
 Certificates of Deposit
  in other banks               1,010         58      5.74      4,102        123      3.00       3,135       186     5.93
 Federal Funds Sold           22,100        918      4.15     15,927        454      2.85      26,862       898     3.34
 Total Earning Asset         231,879     17,959      7.74    246,530     18,622      7.55     339,361    26,319     7.76
Non Earning Assets
  Cash & Due From Banks       29,559                          41,243                           74,999
  Other Assets                 7,351                          15,645                           18,613
Total Assets                $268,789                        $303,418                         $432,973
Interest Bearing Liabilities
  Demand                   $  71,821      1,730      2.41    $64,179      1,594      2.48   $  70,702     2,282     3.23
  Savings                      9,893        255      2.58     12,741        315      2.47      17,787       552     3.10
Time Certificates of Deposits
  Less Than $100              22,144        997      4.50     26,577        979      3.68      12,529       507     4.05
  More Than $100              19,713        773      3.92     24,737        784      3.17      39,085     1,455     3.72
Federal Funds Purchased
/ Repos                            0          0         0      2,712         79      2.91       4,011       142     3.54

Total Interest Bearing
Liabilities                  123,571      3,755      3.04    130,946      3,751      2.86     144,114     4,938     3.43
Non Interest Bearing
 Deposits                    109,004          0         0    137,485          0         0     244,543         0        0

Total Deposits               232,575      3,755      1.61    268,431      3,751      1.40     388,657     4,938     1.27
Other Borrowings               4,909        323      6.58      6,964        440      6.32       8,644       756     8.75
Total Funding Liabilities    237,484      4,078      1.72    275,395      4,191      1.52     397,301     5,694     1.43
Other Liabilities              3,264                           2,175                            4,328
Shareholders' Equity          28,006                          25,848                           31,344
Total Liabilities and Shareholders'
Equity                      $268,754                        $303,418                         $432,973
Net Interest Income                     $13,881     5.99%                14,431      5.85 %            $ 20,625     6.08 %
Shareholders' Equity to Total
Assets                       10.42%                           8.52 %                                      7.24 %

(1) Non- accrual loans are included in average loan balances, and loan fees earned have been included in interest income on loans.
(2) Tax exempt securities do not materially affect reported yields.

Expressing net interest income as a percent of average earning assets is referred to as margin. Margin was 5.99% for 1994 compared to 5.85% for 1993 and 6.08% for 1992. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. The higher margin in 1994 is largely due to the benefits of rising interest rates, largely offset by the maturing of the interest rate swap discussed below.

Through October 8, 1993, the Bank continued to benefit from an interest rate swap agreement entered into October 8, 1991, which had a notional value of $100 million. Under this arrangement, the Bank received a fixed rate of 8.18% and paid interest at prime rate, which was 6.0% during 1993. The income earned from the interest rate swap agreement was $0 in 1994, compared to $1.7 million in 1993 and $1.9 million in 1992.

Other Operating Income
The majority of other operating income was earned as the Mortgage Banking Operation originated and sold mortgage loans. The trends and composition of other operating income are shown in the following table.

Table 12 Other operating income

Amounts in thousands of dollars

                                                                                            1992
                         1994                        1993
                                                                              Commercial     Mortgage
                                      Commercial   Mortgage      Consolidate   Banking       Banking   Consolidated
                     Consolidated       Banking    Banking

Processing fees                                        $1,143       $1,143                    $1,137       $1,137
Capitalization of
 excess servicing
 rights                                                   207          207                       821          821
Fees on loans
sold                          $15                       1,182        1,182                     3,336        3,336
Premium on sales
of mortgage loans             (8)                      18,022       18,022                    11,346       11,346
Service income                980                       2,129        2,129                     1,812        1,812
Documentation
fees                           99            104          826          930         $111          914        1,025
Other service
fees and charges            1,165            851          399        1,250          904          363        1,267
Gain on sale of
mortgage
origination
operation                                               1,483
Gain on sale of
mortgage
servicing                   2,572
Gain on Sale of
Reo                           585
Securities&other
nonoperating
gains                                                                               755                       755
Total                     $ 5.408        $ 1,032     $ 25,391     $ 26,423      $ 1,770     $ 19,729     $ 21,499

The Mortgage Banking Operation earned fee income on loans originated and gains as loans were sold to permanent investors. Loans for which servicing was retained were conventional mortgages under approximately $200 thousand which were sold to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and other institutional investors. Excess servicing rights were capitalized, and related gains recognized, based on the present value of the servicing cash flows discounted over a period of seven years. When loan prepayments occurred within this period, the remaining capitalized cost associated with the loan was written off.

The servicing rights were retained by the bank following sale of the mortgage origination operation. The Bank entered into an agreement with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to dispose of any remaining portion of this portfolio by the end of 1994 because, with the sale of the mortgage origination operation, the Bank is no longer a qualified seller/servicer of such loans. During 1994, the bank sold the retained servicing rights realizing a gain of $2,572 .

Operating Expense

The Bank restructured its branch operations functions in 1994, re-engineering its entire work flow and information handling activities. This resulted in a one time charge of $600 thousand for severance pay and other expenses associated with the changes to the operating policies and procedures. Operating expense for the commercial bank excluding this charge was $14.1 million in 1994, compared to $13.9 million in 1993 and $20.9 million in 1992. Operating expenses for the consolidated Bank have declined in 1994, primarily due to the sale of the mortgage origination operation at the end of 1993.

Expenses for the Mortgage Banking Division increased by $6.0 million to $22.5 million in 1993, compared to $16.6 million in 1992. Selling expense was $12.2 million in 1993, up from $8.1 million in 1992. These expenses are affected by interest rate fluctuations. Premium on sales of mortgage loans included in other operating income is directly related to these expenses and subject to the same factors and conditions. The premium on sales of mortgage loans was $18.0 million in 1993, up from $11.3 million in 1992.

Provision for Loan Losses

The Bank made no provision for loan losses in 1994 compared with compared to $450 thousand during 1993 and over $17 million in 1992. No loan loss provision was deemed necessary for 1994 due to the declining levels of nonperforming assets, net recoveries received for the year, and the strong reserve position. The reduction in provision in 1993 was made possible by the significant reduction of nonperforming assets during 1993. The relationship between the level and trend of the allowance for loan losses and nonperforming assets, combined with the results of the ongoing review of credit quality, determine the level of provisions.

Legal and Regulatory Matters

In June 1992, the Bank entered into an agreement with the Office of the Comptroller of the Currency, the Bank's primary federal regulator, which required the implementation of certain policies and procedures for the operation of the bank to improve lending operations and management of the loan portfolio. In November 1993, after completion of its annual examination, the OCC released the Bank from the Formal Agreement. Following this, the Federal Reserve Bank of San Francisco ("Fed") notified the Company on November 29, 1993, that the Memorandum of Understanding, which it has signed, was terminated because the requirements of the agreement were satisfied.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 Page


1.   Report of Independent Public Accountants dated
     January 17, 1995;                                           37


2.   Consolidated Statements of Financial Condition as
     of December 31, 1994 and 1993;                              38

3.   Consolidated Statements of Income for the Years
     Ended  December 31, 1994, 1993 and 1992;                    39


4.   Consolidated Statements of Changes in
     Shareholders' Equity  for the Years
     Ended December 31, 1994, 1993, and 1992;                    40

5.   Consolidated  Statements of Cash  Flows
     for  the  Years  Ended December 31,
     1994, 1993 and 1992;                                        41

6.   Notes to Consolidated Financial Statements--
     December 31, 1994.                                          42

:
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and the Board of Directors  of CU Bancorp and
Subsidiary:


We have audited the accompanying consolidated statements of financial conditions of CU Bancorp and Subsidiary (the Company) as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CU Bancorp and Subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





Arthur Andersen LLP
Los Angeles,  California
January 17, 1995

                                            Consolidated
                                 Statements of Financial Condition

CU Bancorp and Subsidiary


                                                               December 31,
Amounts in thousands of dollars, except share data         1994          1993
Assets
Cash and due from banks                                 $35,397       $18,440
Federal funds sold                                       20,000        28,000
  Total cash and cash equivalents                        55,397        46,440

Time deposits with other financial institutions               0         1,377
Investment securities (Market value of $71,423 and
$87,889 in 1994 and 1993, respectively)                  74,153        88,034

Loans, (Net of allowance for loan losses of $7,427
and  $6,513 at December 31, 1994 and 1993,
respectively)                                           167,175       134,148
Premises and equipment, net                                 996           924
Other real estate owned, net                                  0           920
Accrued interest receivable and other assets              6,433         7,363
Total Assets                                           $304,154      $279,206

Liabilities and Shareholders' equity
Deposits:
  Demand deposits                                      $112,034      $125,665
  Savings deposits                                       67,896        66,214
  Time deposits under $100                               47,836        27,753
  Time deposits of $100 or more                          36,415        19,296
      Total deposits                                    264,181       238,928

Accrued interest payable and other liabilities           10,229        13,288
  Total liabilities                                     274,410       252,216
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1994 or
            1993                                            ---           ---
  Common stock, no par value:
    Authorized - 20,000,000 shares
    Issued and outstanding - 4,467,318 in 1994,
            and 4,424,306 in 1993                        26,430        26,250
Retained earnings                                         3,314           740
Total Shareholders' equity                               29,744        26,990
                                                       $304,154      $279,206
The accompanying notes are an integral part of these
consolidated statements.

Consolidated Statements of Income                    CU Bancorp and Subsidiary

                                                                 For the Year Ended
Amounts in thousands of dollars,
except per share data                                             December 31,
                                                             1994       1993    1992


Revenue from earning assets:
    Interest and fees on loans                       $14,036  $14,761  $19,641
    Benefits of interest rate hedge transactions           0    1,726    1,927
    Interest on taxable investment securities          2,947    1,525    3,624
    Interest on tax exempt securities                     19       33       43
    Interest on time deposits with other
    financial institutions                                39      123      186
    Interest on federal funds sold                       918      454      898
   Total revenue from earning assets                  17,959   18,622   26,319
Cost of funds:
 Interest on savings deposits                          1,985    1,909    2,834
 Interest on time deposits under $100                    997      979      507
 Interest on time deposits of $100 or more               773      784    1,455
 Interest on federal funds purchased & securities
 sold under agreements to repurchase                       0       79      142
 Interest on other borrowings                            323      440      756
   Total cost of funds                                 4,078    4,191    5,694
  Net revenue from earning assets before
  provision for loan losses                           13,881   14,431   20,625
Provision for loan losses                                  0      450   17,090

  Net revenue from earning assets                     13,881   13,981    3,535
Other operating revenue:
 Capitalization of excess servicing rights                 0      207      821
   Servicing income - mortgage loans sold                980    2,129    1,812
   Service charges and other fees                      1,121      955    1,015
Fees on loans sold                                        15    1,182    3,336
Premium on sales of mortgage loans                       (8)   18,022   11,346
Other fees and charges - mortgage                        143    2,368    2,414
Gain on sale of mortgage servicing portfolio           2,572        0        0
Gain on sale of mortgage origination operation             0     1483        0
Gain on sale of other real estate owned                  585
Gain on sale of investment securities (before taxes
of $11 and $250,                                            0       28      617
in 1993 and 1992)
   Gain on sale of securities held for sale
   (before taxes of $20 and                                 0       49     138
$56  in 1993 and 1992, respectively)
   Total other operating revenue                        5,408   26,423   21,499
Other operating expenses:
 Salaries and related benefits                          6,335   11,020   12,647
    Selling expenses - mortgage loans                     333   12,193    8,088
    Restructuring Charge                                  600
 Other operating expenses                               7,467   13,670   16,758
   Total operating expenses                            14,735   36,883   37,493
Income (loss) before provision for (benefit from)
income taxes                                            4,554    3,521  (12,459)
Provision for (benefit from) income taxes               1,980    1,423   (4,269)
Net income (loss)                                      $2,574   $2,098  $(8,190)
Earnings (loss)per share                                $0.56   $ 0.47   $(1.90)


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity      CU Bancorp and Subsidiary


                                              Common Stock
Amounts in thousands of dollars                                  Retained
except share data                     Number of       Amount     Earnings        Total
                                        Shares
Balance at December 31, 1991         4,283,531       25,766        6,832       32,598
Exercise of stock options               83,319          224         ----          224
Net loss for the year                      ---         ----       (8,190)      (8,190)

Balance at December 31, 1992         4,366,850      $25,990     $(1,358)      $24,632
Exercise of stock options               57,456          260         ----          260
Net income for the year                    ---         ----        2,098        2,098

Balance at December 31, 1993         4,424,306      $26,250         $740      $26,990
Exercise of stock options                1,000            5            0            5
Exercise of director warrants           42,012          175            0          175
Net Income for the year                      -          ---        2,574        2,574
Balance at December 31, 1994        $4,467,318      $26,430       $3,314      $29,744

The accompanying notes are an integral part of these consolidated statements

Consolidated Statement of Cash Flows                CU Bancorp and Subsidiary

Amounts in thousands of dollars                                      For the years ended December
                                                                                             31,

Increase(decrease) in cash and cash equivalents                               1994           1993           1992
Cash flows from operating activities
Net income/(loss)                                                           $2,574         $2,098       $(8,190)
Adjustments to reconcile net income/(loss)to net cash provided by operating activities:
Provision for depreciation and amortization                                    459            821            772
Amortization of real estate mortgage servicing rights                           15            983          1,504
Provision for losses on loans and other real estate owned                        0            450         17,090
Benefit of deferred taxes                                                  (1,180)          1,510        (2,854)
Gain on sale of investment securities, net                                       0           (77)          (755)
Increase/(decrease) in other assets                                          3,781          2,628          2,452
Increase/(decrease) in other liabilities                                   (3,035)          2,582          (160)
(Increase)/decrease in accrued interest receivable                           (766)            494            742
Increase/(decrease) in deferred loan fees                                      160             48           (12)
Capitalization of excess mortgage servicing rights                               0          (207)          (821)
Increase/(decrease) in accrued interest payable                               (24)           (11)          (161)
Net amortization of (discount)/premium on investment securities                972             48             34
Accrued benefits from interest rate hedge transactions                           0            485          (343)
   Total adjustments                                                           382          9,754         17,488
   Net cash provided by operating activities                                 2,956         11,852          9,298
Cash flows from investing activities
Proceeds from investment securities sold or matured                         52,882         78,545         93,986
Purchase of investment securities                                         (39,973)       (81,826)      (118,740)
Net decrease in time deposits with other financial institutions              1,377          1,979          2,143
Net (increase)/decrease in loans                                          (33,187)         58,997         67,886
Purchases of premises and equipment, net                                     (531)            290          (919)
   Net cash provided by investing activities                              (19,432)         57,985         44,356
Cash flows from financing activities
Net increase/(decrease) in demand and savings deposits                    (11,949)       (81,848)      (141,077)
Net increase/(decrease) in time certificates of deposit                     37,202          2,202       (13,473)
Proceeds from exercise of stock options and director warrants                  180            260            224
Cancellation of warrants previously issued                                     ---             --             --
Cash dividend paid                                                             ---             --             --
   Net cash provided (used) by financing activities                         25,433       (79,386)      (154,326)
Net increase (decrease) in cash and cash equivalents                         8,957        (9,549)      (100,672)
Cash and cash equivalents at beginning of year                              46,440         55,989        156,661
Cash and cash equivalents at end of year                                   $55,397        $46,440        $55,989

Supplemental disclosure of cash flow information
Cash paid during the year:
 Interest                                                                   $4,102         $4,179         $5,525
 Taxes                                                                       2,201             --            836
Supplemental disclosure of noncash investing activities:
 Loans transferred to OREO                                                     700          1,503          2,577

The accompanying notes are an integral part of these consolidated statements

Notes to Consolidated Financial Statements
CU Bancorp and Subsidiary
December 31, 1994
(Amounts in thousands unless otherwise specified)

1. Summary of significant accounting policies -

CU Bancorp, a bank holding company (the Company), is a California corporation. The accounting and reporting policies of the Company and its subsidiary conform with generally accepted accounting principles and general practice within the banking industry. The following comments describe the more significant of those policies.

(a) Principles of consolidation -
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, California United Bank N.A. (the Bank). All significant transactions and accounts between the Company and the Bank have been eliminated in the consolidated financial statements.

(b) Investment portfolio -
The Bank's investment portfolio is separated into two groups, Investment Securities and Securities Available For Sale. Securities are segregated in accordance with management's intention regarding their retention. Accounting for each group of securities follows the requirements of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS 15 in 1993 had no material impact on the financial position or results of operations of the Bank.

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

Securities Available For Sale are those where management has the willingness to sell under certain conditions. This category of securities is carried at current market value with unrealized gains or losses recognized as a tax affected adjustment to capital in the statements of financial condition and in the statements of shareholders' equity.

(c) Loans --
Loans are carried at face amount, less payments collected, allowance for loan losses, and unamortized deferred fees. Interest on loans is accrued monthly on a simple interest basis. The general policy of the Bank is to discontinue the accrual of interest and transfer loans to non-accrual (cash basis) status where reasonable doubt exists with respect to the timely
collectibility  of  such  interest.  Payments  on  non-accrual  loans   are
accounted for using a cost recovery method. No interest income on non-accural loans.

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

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 addresses the accounting by creditors for impairment of certain loans, as well as troubled debt restructurings. It is applicable to all homogeneous loans that are collectively evaluated for impairment, and may impact how the Bank is currently reporting the loans and the loan loss reserves. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1994. Management plans to adopt SFAS 114 in the first quarter of 1995. Management does not expect that adoption of this statement will have a material impact on the financial position or results of operations of the Bank.

(d) Mortgage Banking Division --
The bank's real estate Mortgage Banking Division became operational in 1988. The mortgage origination operation was sold November 10, 1993. The Bank carried the first trust deed loans generated and held for sale by this Operation at the lower of aggregate cost or market. As of December 31, 1993, cost approximated market value. All loan inventory held for sale by this division had been sold prior to the end of 1994.

During 1993, and 1992, the Bank capitalized $207, and $821, respectively, in connection with the right to service real estate mortgage loans originated in that Operation. This excess servicing asset, included in other assets, was initially capitalized at its discounted present value and amortized over a period of five to seven years. When prepayments of loans serviced occur, any remaining servicing asset associated with the loan was charged to operations in the year of occurrence. Amortization for 1994, 1993, and 1992, was $15 , $983, and $1,504 respectively.

(e) Premises and equipment --
Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of the asset. Amortization is computed on the straight-line method over the useful life of leasehold improvements or the remaining term of the lease, whichever is shorter.

(f) Other real estate owned --
Other real estate owned, acquired through direct foreclosure or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair market value. When a property is acquired, any excess of the loan balance over the estimated fair market value is charged to the allowance for loan losses. Subsequently, the assets are recorded at the lower of the new cost basis at foreclosure or fair market value less estimated selling expenses. Subsequent write-downs, if any, are included in other operating expenses in the period in which they become known. Gains or losses on sales are recorded in conformity with standards which apply to accounting for sales of real estate. Other real estate owned, net of reserves, amounted to $0 at December 31, 1994, and $920 at December 31, 1993.


In substance foreclosures ("ISF") are included in the loan category and are carried at the lower of cost or estimated net realizable value. When a property is classified ISF, any excess of the loan balance over market or the estimated net realizable value is charged to the allowance for loan losses. Expenses related to these assets are included in other operating expenses in the period in which they are incurred. In substance foreclosures were $0 at December 31, 1994, and $1.0 million at December 31, 1993.

(g) Interest Rate Derivatives --

Amounts receivable or payable under derivative financial instruments used to manage interest rate risks arising from the Bank's financial assets and financial liabilities are recognized as interest income or expense unless the instrument qualifies for hedge accounting. Gains and losses on qualifying hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses on early terminations of derivatives are included in the carrying amount of the related loans or debt and amortized as yield adjustments over the remaining terms of the loans or debt.

Fees received in connection with loan commitments are deferred in other liabilities until the loan is advanced and are then recognized over the term of the loan as an adjustment of the yield. Fees on commitments that expire unused are recognized in fees and commission revenue at expiration. Fees received for guarantees are recognized as fee revenue over the term of the guarantees.

(h) Income taxes --
As discussed in Note 8, effective January 1, 1993, the Bank adopted the Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Prior to January 1, 1993, the deferred income tax expenses or credits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing federal income tax returns at income tax rates in effect when the difference arose.


(i) Earnings per share (amounts in whole numbers) --
Earnings per share are computed based on the weighted average number of shares and common stock equivalents outstanding during each year (4,593,103 in 1994, 4,489,861 in 1993, and 4,317,913 in 1992), retroactively restated
for stock dividends and stock splits. Common stock equivalents include the number of shares issuable on the exercise of outstanding options and warrants reduced by the number of shares that could have been purchased with the proceeds from the exercise of the options and warrants plus any tax benefits, based on the average price of common stock.

(j) Statement of cash flows--
The Company presents its cash flows using the indirect method and reports certain cash receipts and payments arising from customer loans and deposits, and deposits placed with other financial institutions on a net basis. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

(k) Post-retirement benefits--
The Company provides no post-retirement benefits. Accordingly, the accounting prescribed by Statement of Financial Accounting Standards No. 106 "Accounting for Post-Retirement Benefits" has no effect on the Company's consolidated financial statements.


(l) Reclassifications --
Certain amounts have been reclassified in the prior years to conform to classifications followed in 1994.

2. Average Federal Reserve balances --

The average cash reserve balances required to be maintained at the Federal Reserve Bank were approximately $6.0 million and $8.7 million for the years ended December 31, 1994 and 1993, respectively.

3. Investment portfolio --

A summary of the investment portfolio at December 31, 1994 and 1993, is as follows:

                                                             Gross         Gross
                                              Book        Unrealized     Unrealized     Market
                                             Value           Gains        Losses         Value
1994
U.S. Treasury securities                     $67,140           ---      $(2,535)       $64,605
U.S. Government agency securities                105           ---           ---           105
State and municipal bonds                        750             9           ---           759
Mortgage-backed securities                     5,725           ---         (204)         5,521
Federal Reserve Bank stock                       433           ---           ---           433
Total investment portfolio                   $74,153            $9      $(2,739)       $71,423

1993
U.S. Treasury securities                     $57,822           $80      $  (259)       $57,643
U.S. Government agency securities             29,029           ---           ---        29,029
State and municipal bonds                        750            34           ---           784
Mortgage-backed securities                       ---           ---           ---           ---
Federal Reserve Bank stock                       433           ---           ---           433
Total investment portfolio                   $88,034          $114        $(259)       $87,889

Investments with a book value of $29,200 and $27,093 were pledged as of December 31, 1994 and 1993, respectively, to secure court deposits and for other purposes as required or permitted by law. Included in interest on investments in 1994, 1993, and 1992, is $19, $33, and $43, respectively, of interest from tax-exempt securities.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The book and market value of Investment securities as of December 31, 1994, by maturity, are shown below.

                                             Book                    Market
                                             Value       Yield       Value
Due in one year or less                  $ 18,973         4.4%     $ 18,752
Due after one through five years           48,272          5.2       45,958
Due after five years                        1,183          7.1        1,192
Mortgage-backed securities                  5,725          6.9        5,521
                                         $ 74,153                  $ 71,423

At December 31, 1994 and 1993, there were no Securities Available For Sale.

Proceeds from the sales and maturities of debt securities during 1994, 1993, and 1992 were $ 54,259, $78,545, and $93,986, respectively. Gains of
$0, $77, and $755 were realized on those transactions. There were no realized losses on sales in 1994, 1993, and 1992.

4. Loans --
The  loan  portfolio, net of unamortized deferred fees of $652 at  December
31, 1994, and $492 at December 31, 1993, consisted of the following:


                                                  December 31,
                                               1994         1993
Commercial and industrial loans            $169,413     $120,513
Real estate loans -- held for sale                0       10,426
Real estate loans -- mortgages                4,773        8,496
Real estate loans -- construction               416        1,226
Gross Loans                                 174,602      140,661
Less - Allowance for loan losses            (7,427)      (6,513)
Net loans                                  $167,17      $134,148

Total  non-performing loans were $36 and $1,378 at December  31,  1994  and
1993, respectively. This includes in substance foreclosures of $ 0 and $1,000, at December 31, 1994 and 1993, respectively. Interest income, which would have been recognized had non-accrual loans and insubstance foreclosures been current, amounted to $6, $469, and $780, in 1994, 1993, and 1992, respectively. No interest income has been reported on non-accrual loans for the years 1994, 1993, or 1992.

An analysis of the activity in the allowance for loan losses is as follows:

                                                     1994            1993            1992
Balance, beginning of period                    $    6,513        $ 12,986       $  12,367
Loans charged off                                  (1,413)        (10,749)        (17,800)
Recoveries on loans previously charged off           2,327           3,826           1,329
Provision for loan losses                                0             450          17,090
Balance, end of period                           $   7,427        $  6,513        $ 12,986

5.  Loans to related parties --

There were no loans to directors and their affiliates for the years ended 1994 and 1993.

6.  Premises and equipment --
Book value of premises and equipment is as following.

                                                          December 31,

                                                          1994        1993
Furniture, fixtures and equipment                        $3,796      $3,382
Leasehold improvements                                      690         608
Cost                                                      4,486       3,990
Less - accumulated depreciation and amortization          3,490       3,066
Net Book Value                                           $  996      $  924

The Bank leases facilities under renewable operating leases. Rental expense for premises included in occupancy expenses were $741 in 1994, $1,133 in 1993, and $1,011 in 1992. As of December 31, 1993, the approximate future lease payable under the lease commitments is as follows:

Year ended December 31, --
1995                                        $830
1996                                         737
1997                                         720
1998                                         720
1999                                         720
2000                                         180
Thereafter                                     0

                                          $3,907

7.  Disclosures about Fair Value of Financial Instruments

Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract that both imposes contractual obligations and rights to exchange cash, and/or other financial instruments on the parties to the transaction.

For  cash  and  cash  equivalents, investments,  floating  rate  loans  and deposits with no contractual maturity date, the carrying value is considered a reasonable estimate of fair value. Where active and liquid markets exist, fair value indications per individual trading unit can be obtained. A modeling tool which calculated discounted cash flows was used to estimate fair value for other financial instruments. The model used discount rates that included current market rates adjusted for approximated credit risk, operating costs and interest rate risk inherent in the instruments. The net book value and fair value of financial instruments as of December 31, 1994, and 1993, were as follows:

                                                      December   31,   1994
                                                                                  December 31, 1993
                                      Book Value,         Estimated           Book Value,    Estimated
                                         Net              Fair Value             Net        Fair Value


Cash & Due From Banks                $  35,397             $35,397              $18,440     $18,440
Federal Funds Sold                      20,000              20,000               28,000      28,000
Securities                              74,153              71,423               88,034      87,887
Loans                                  167,175             175,023              134,148     143,402
Deposit Liabilities                    264,181             264,181              238,928     238,928
Other Borrowed Money                     3,794               3,794                6,698       6,698
Off Balance Sheet Items                  ----                 ---                  ----        ----
Core Deposit Intangible                  ----               22,527                 ----      10,200




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

8.  Income taxes -

The Bank changed its method of accounting for income taxes on January 1, 1993, and adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes, and changes the criteria for the recognition and measurement of deferred tax assets and liabilities, including net operating loss carryforwards.

The effect on the Bank of adopting SFAS No. 109 was the recognition of a deferred tax asset, which was offset by deferred tax liabilities and a valuation allowance, with no resulting change in net assets to the financial position of the Bank. As of December 31, 1994 and 1993, the temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:




                                                        December 31,   December 31,
                                                            1994          1993
Allowance for loan losses                                $  3,348       $2,742
Deferred loan fees                                            294          221
Depreciation                                                  196           83
Other expense accruals                                      1,631          646
State loss carryforward                                         0          395

Amortization of mortgage servicing asset                        0            0
State tax expense                                           (353)        (428)
Other                                                         (1)            4
Valuation allowance                                       (1,404)      (1,132)
Net deferred tax asset                                 $    3,711       $2,531

The provisions (benefits) for income taxes consisted of the following:


                      1994               1993               1992
Current -

  Federal            $   2876              $(89)           $(1,415)
  State                   284                  2               --
                        3,160               (87)            (1,415)
Deferred -
  Federal              (1,404)              1,268            (2,750)
  State                   224                 242              (104)
                       (1,180)              1,510            (2,854)
                        $1,980             $1,423           $(4,269)

The provisions (benefits) for income taxes varied from the Federal statutory rate of 34% for 1993, 1992, and 1991, for the following reasons:

                                                                          1992
                                                      1994                         1993
                                                Amount       Rate       Amount      Rate        Amount      Rate


Provisions (benefit) for income at
statutory rate                                  $1,548       34.0%      $1,198     34.0 %      $(4,236)     (34.0)%
Interest on state and municipal bonds
and other tax exempt
transactions                                      (25)       (.5%)        (25)     (.7) %          (15)     (0.1) %
State franchise taxes, net of federal
income tax benefit                                 335        7.3%         256      7.3 %         (103)     (0.9) %
Other, net                                         122        2.7%         (6)     (0.2) %           85     (0.7) %
                                                $1,980        43.5%     $1,423      40.4 %     $(4,269)    (34.3) %

At   December  31,  1993,  the  Company  had  a  California  Franchise  Tax
carryforward of $1.9 million, with the entire operating loss carryforward being utilized in 1994.






9.  Shareholders' Equity -

The Company has three employee stock option plans. The plans authorize the issuance of up to 400,075, 350,000, and 180,000 shares of common stock, and expire in 1993, 1995, and 2003, respectively. Options are granted at a price not less than the fair market value of the stock at the date of grant. Options under these plans expire up to ten years after the date of grant. The options granted under the 1983 plan are incentive stock options, as defined in the Internal Revenue Code. The options granted under the 1985 plan can be either incentive stock options or non-qualified options. There is a $100,000 limitation on the value of the stock covered by incentive stock options which may be granted or become exercisable in any calendar year. Any options in excess of this amount must be non-qualified options.

In 1987, a special stock option plan was approved that is limited to directors of the Company and provides for the issuance of 120,960 shares of common stock. The plan expires in 1997. Options granted under the plan are non-qualified stock options. Each of the directors of the Company, at the time the special stock option plan was approved, received stock options to purchase 15,120 shares at $5.78 per share, which was in excess of the then prevailing market price. Options expire 10 years after the date of grant. There are no remaining options available for grant under the 1987 special stock plan.


In 1994, a non-employee director stock option plan was approved that provides for the issuance of 200,000 shares of common stock. The plan expires in 2004. Options granted under the plan are non-qualified stock options. During 1994, options were granted to purchase 27,500 shares at $6.25 per share, which was equal to the market price at the date of grant. Options expire 10 years from the date of grant.

The following information is presented concerning the stock option plans as of December 31, 1994:

                                        Shares       Range of      Number of
                                    Subject to       Exercise         Shares
                                        Option         Prices    Exercisable
Plan Expiring May 10, 1993
Non-qualified stock options             49,030          $5.00         19,612
Plan Expiring October 22, 1995
Non-qualified stock options            248,440       $4.75 -$15.21    79,956
Plan Expiring December 17, 2003
Non-qualified stock options            258,000          $6.63              0
Special Stock Option:
Non-qualified stock options             45,360          $5.78         45,360
Plan Expiring April 27, 2004
Non-qualified stock options             27,500           6.25              0

During 1994, no incentive stock options under the 1983 plan were exercised and 1,000 non-qualified stock options under the 1985 plan were exercised at $4.75 per share.

In 1984, certain members of the Board of Directors were granted warrants to purchase up to 360,067 shares of common stock at $4.17 per share, primarily for guaranteeing a capital note issued by the Company. These warrants became exercisable when the capital note was paid off in 1987, therefore all outstanding warrants are currently exercisable. During 1994 warrants for 57,012 shares were exercised. In 1994, warrants to purchase 7,500 shares of common stock at the fair market value at date of grant of $7.00 per share were issued to the former chairman of the board.

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


The Bank primarily grants commercial and real estate loan commitments with variable rates of interest and maturities of one year or less to customers in the greater Los Angeles area. The contractual amounts of commitments to extend credit and standby and commercial letters of credit represent the amount of credit risk. Since many of the commitments and letters of credit are expected to expire without being drawn, the contractual amounts do not necessarily represent future cash requirements. For interest rate floor and swap agreements, the notional amounts do not represent exposure to credit loss.



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

Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. Standby letters of credit generally have terms of up to one year.

Commercial letters of credit are issued to customers to facilitate foreign and domestic trade transactions. They represent a substitution of the Bank's credit for the customer's credit. Such letters of credit are generally short term in nature and are collateralized by the merchandise covered by the transaction. At December 31, 1994 and 1993 there were $1.5 million and $.5million outstanding, respectively. These amounts reduce the availability under the applicable customer's loan facility.

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



The following is a summary of various financial instruments with off-balance sheet risk at December 31,1994 and 1993:


December 31,
Amounts in millions of dollars               1994         1993

Standby letters of credit                  $    7       $    3
Undisbursed loans                              69           48
Interest rate floor agreements                  0            1
Interest rate swap agreements*                  0            0
*Notional amounts

In response to continued economic declines and anticipating interest rate declines, the Bank entered into an interest rate swap agreement effective October 8, 1991, for $100 million. Terms of this agreement were that the Bank would receive a fixed rate of 8.18% over two years in exchange for paying the average prime rate. Accrued benefits from this transaction amounted to $1,726 and $1,927 in 1993, and 1992, respectively, and are included in interest income. At December 31, 1992, the market value of this instrument was $ 1.7 million, net of accrued interest. Amounts due the Bank or counterparty were settled quarterly. This agreement expired on October 8, 1993.

In the normal course of business, the Company occasionally becomes a party to litigation. See footnote 13.

11. Other operating expenses --

Other operating expenses included the following:

                                                    1994        1993         1992
Promotional expenses                                $264        $393         $494
Data processing for customers                        737         920        3,030
Director and advisory fees                           107         146          233
Legal fees                                           455       1,370        1,065
Messenger services                                   408         583          746
Other data processing fees                           301         455          468
Regulatory assessments                               568         946        1,011
Expenses for other real estate owned                  22         234        2,737
Amortization of mortgage servicing rights             15         983        1,504
Occupancy expense                                    966       1,333        1,447
Reserve for branch relocation                         58         447       ------
Other                                              3,566       5,860        4,023
Total operating expenses                          $7,467     $13,670      $16,758

12.  Condensed financial information of CU Bancorp --

At December 31, 1994 and 1993, the condensed unconsolidated balance sheets of the Company are as follows:




                                                      December 31,
                                                        1994        1993

Balance Sheets
Cash                                                $    426       $ 343
Prepaid expenses                                           0           0
Investment in California United Bank N.A.             29,507      26,720
Total assets                                         $29,933    $ 27,063
Other liabilities                                    $   189    $     73
Shareholders' equity                                  29,744      26,990
Total liabilities and shareholders' equity           $29,933    $ 27,063

For the years ended December 31, 1994, 1993, and 1992, the condensed unconsolidated statements of income of the Company are as follows:
                                                     December 31,

                                                 1994          1993          1992
Statements of Income
  Equity in earnings/(loss) of the Bank        $2,785       $ 2,265      $(7,986)
  Operating expenses                              221           167           204
      Interest Income                               9             0             0
     Net income/(loss)                         $2,573       $ 2,098      $(8,190)

Under National banking law, the Bank is limited in its ability to declare dividends to the Company to the total of its net income for the year, combined with its retained net income for the preceding two years less any required transfers to surplus. The effect of this law is to preclude the bank from declaring any dividends at December 31, 1994 and 1993 Dividends paid by the Bank during 1991 amounted to $920. No dividends were declared in 1994 or 1993, consistent with the Bank's supervisory agreements.




13.  Legal Matters

In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, the Bank believes that pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations.

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

During 1994, the Court granted the Bank's motion for summary judgment in
the Individual Investor Action.   An appeal of that Order was filed by the
plaintiffs. The plaintiff in the Individual Investor Action will be a member of the settling class and in connection with the settlement discussed below that appeal will be dismissed.

The Bank has entered into a settlement agreement with the representatives of the various plaintiffs, which, when consummated, will dismiss all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named. The settlement is subject to the appropriate court approvals which have now been received. In connection with the settlement, the Bank will release its securityinterest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral has been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the Individual Loans have been chargedoff, previously. The Bank will also make a cash payment to the Plaintiffs in connection with the settlement. In connection with the settlement the Bank will assign its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director.

The settlement has been approved by the Federal District Court and the Federal Bankruptcy Court. While one party to these matters filed an appeal to the approval by the courts, they have indicated that they will dismiss such appeal, which would allow the settlement to be effectuated. Based upon advice of counsel, the Bank believes that the possibility of the settlement not being finalized is remote. The Bank is still providing a defense to its former director/officer who retains his rights of indemnity, if any, agiant the Bank arising out of his status as a former employee.
At this time, the only viable claims which remain against the former director/employee are claims of negligence in connection with certain depository relationships with PMC/SLGH. While the Bank's Director and Officer Liability Insurer has not acknowledged coverage of any potential judgment or cost of defense, the Insurer is on notice of the action and has participated in various aspects of the case.


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




PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
          FORM 8-K



Page
10.  Material Contracts                                                  Page

10.1       CU  Bancorp 1994 Non-Employee Director Stock  Option  Plan      61

10.2       CU  Bancorp  1993 Non Employee Director  Stock   Agreement      67

10.3       Mortgage     Servicing     Purchase      Agreement              72

21.  Subsidiaries of Registrant                                            81

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1995                 C U  BANCORP



                                STEPHEN G. CARPENTER
                                By
                                  Stephen G. Carpenter
                                  President and Chief
                                  Executive Officer

                                PATRICK HARTMAN
                                By
                                  Patrick Hartman
                                  Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                   Date

KENNETH BERNSTEIN               Director              March 28, 1995

_________________
Kenneth Bernstein


STEPHEN G. CARPENTER            Director,             March 28, 1995
                                President/
                                Chief Executive
Stephen G. Carpenter            Officer



RICHARD CLOSE

                                Director              March 28, 1995
Richard H. Close                Secretary



PAUL W. GLASS

                                Director              March 28,1995
Paul W. Glass



M. DAVID NATHANSON

                                Director              March 28, 1995
M. David Nathanson


RONALD  S. PARKER               Director              March 28, 1995

____________________
Ronald S. Parker


DAVID I. RAINER

___________________             Director              March 28, 1995
David I. Rainer


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