Form 10-K405/A
period 1994-12-31
CU BANCORP
filed 1995-04-28
CIK 356050

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             AMENDMENT NUMBER ONE
                                  Form 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                   of 1934

                 For the fiscal year ended December 31, 1994.
                                      OR
/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

        For the transition period from ______________ to ____________

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 month (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995: $29,139,633.

                         Common Stock, no par value-
The number of shares outstanding of the issuer's classes of common stock as of February 28, 1995 Common Stock, no par value 4,527,324 shares

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                       This document contains 20 pages.

  THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, EXHIBITS OR OTHER PORTIONS OF ITS ANNUAL REPORT ON FORM 10 -K AS SET FORTH IN THE PAGES ATTACHED HERETO:

  FORM 10 -K FOR THE YEAR ENDED DECEMBER 31, 1994 IS HEREBY AMENDED TO INCLUDE
PART III, ITEMS 10, 11, 12 AND 13.


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



         CU BANCORP
         (REGISTRANT)



         BY:          /s/ STEPHEN G. CARPENTER
             ________________________________________________
             STEPHEN G. CARPENTER, CHIEF EXECUTIVE OFFICER

         BY:          /s/ PATRICK HARTMAN
             ________________________________________________
                PATRICK HARTMAN, CHIEF FINANCIAL OFFICER


DATE: APRIL 29, 1995

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

   The Bylaws of the Company provide that the number of directors of the Company may be no less than seven and no more than thirteen, with the exact number to be fixed by resolution of the Board of Directors or the shareholders. The number of directors is presently fixed at seven.

   The following table provides information as of the December 31, 1994 with respect to each person who was a member of the Board of Directors of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for information pertaining to stock ownership of the nominees.



                                              POSITION AND OFFICE   POSITION AND OFFICE   DIRECTOR OF COMPANY
                                              -------------------   -------------------   -------------------
 NAME                                 AGE     WITH THE COMPANY      WITH THE BANK         AND BANK SINCE:
 ----                                 ---     ----------------      -------------         ---------------
 Kenneth L. Bernstein                 51      Director              Director              1994

 Stephen G. Carpenter                 54      Director,             Chairman, Chief       1992
                                              President, Chief      Executive Officer
                                              Executive Officer

 Richard H. Close                     49      Director, Secretary   Director, Secretary   1981

 Paul W. Glass                        48      Chairman              Director              1984

 M. David Nathanson                   64      Director              Director              1981

 Ronald S. Parker                     49      Director              Director              1993

 David I. Rainer                      37      Director, Chief       Director,             1992
                                              Operating Officer     President, Chief
                                                                    Operating Officer



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

         Set forth below are brief summaries of the background and business experience, including principal occupation, of the director nominees.

         KENNETH L. BERNSTEIN, was elected to the Board of the Company and the Bank in December 1993, and assumed the positions in February 1994. He is the President of BFC Financial Corporation and has served in such capacity since 1965. BFC Financial Corporation performs a variety of service for both the finance industry and clients of that industry.

         STEPHEN G. CARPENTER, joined the Bank in 1992 from Security Pacific National Bank where he was Vice Chairman in charge of middle market lending from July 1989 to June 1992. Mr. Carpenter was previously employed at Wells Fargo Bank from July 1980 to July 1989, where he was an Executive Vice President. He assumed the role of Chairman of the Bank in February, 1994.

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

         M. DAVID NATHANSON was formerly President of Nathanson, Lewis & Harris Advertising until 1989. He is currently retired.

         RONALD S. PARKER has been the Chairman of Parker, Mulcahy & Associates, a regional merchant banking firm, since May 1992. Prior to that he was the Executive Vice President and Group Head of the Corporate Banking Group of Security Pacific National Bank from March of 1991 to May of 1992. He held a similar position at Wells Fargo National Bank from 1984 to 1991. *Mr. Parker resigned from the Board in December 1993. He was reappointed in 1994.

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

EXECUTIVE OFFICERS

         Set forth below is certain information as of December 31, 1994 with respect to each of the executive officers of the Company.

                                                 POSITION AND            POSITION AND
                                                 OFFICES WITH THE        OFFICES WITH            OFFICER
 NAME                                  AGE       COMPANY                 THE  BANK               SINCE
 ----                                  ---       -------                 ---------               -----
 STEPHEN G. CARPENTER                  55        Director, Chief         Chairman, Chief         1992
                                                 Executive Officer       Executive Officer

 DAVID I. RAINER                       38        Director, Chief         Director, President,    1992
                                                 Operating Officer       Chief Operating
                                                                         Officer

 ANNE WILLIAMS                         37        Chief Credit Officer    Chief Credit Officer    1992

 PATRICK HARTMAN                       45        Chief Financial         Chief Financial         1992
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

ITEM 11.         EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following information is furnished with respect to (i) the chief executive officer of the Corporation and (ii) each of the other executive officers of the Corporation (including officers of the Bank who may be deemed to be executive officers of the Corporation), who were serving as executive officers at December 31, 1994 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation                                    Long Term Compensation Awards

 Name and Principal Position      Year     Salary      Bonus         Other Annual    Options   LTIP       All Other
 ---------------------------      ----     ------      -----         ------------    -------   ----       ---------
                                                                     Compensation    / Sar's   Payouts    Compensation
                                                                     ------------    -------   -------    ------------
 Stephen G. Carpenter             1992     $144,872    $ 50,000(3)   $ 7,000(2)       74,000   0          0
 Chief Executive Officer /        1993     $250,000    $ 50,000(3)   $12,000(2)       25,000              $1,882(5)
 Chief Executive Officer -        1994     $256,250    $ 50,000      $13,440(2)      100,000              $2,250(5)
 California United Bank

 David I. Rainer                  1992     $108,333    $ 50,000      $ 5,000(2)       55,000   0          0
 Chief Operating Officer /        1993     $200,000    $100,000      $12,000(2)       25,000              $3,000(5)
 President and Chief Operating    1994     $205,000    $ 50,000      $12,330(2)       75,000              $2,250(5)
 Officer - California United
 Bank

 Patrick Hartman                  1993     $138,000    $  0          $ 8,450(2)       20,000   0          0
 Senior Vice President            1994     $140,021    $ 13,000      $ 8,653(2)       10,000              0
 Chief Financial Officer /
 Chief Financial Officer -
 California United Bank

 Anne Williams                    1993     $103,400    $ 25,000      $ 7,800(2)       5,000    0          $1,439(5)
 Executive Vice President         1994     $124,000    $ 15,000      $ 8,092(2)      10,000               $2,085(5)
 Chief Credit  Officer / Chief
 Credit Officer - California
 United Bank

(1) The Company provides memberships in certain clubs for certain executives, the use of which primarily relates to Company business. The value of the personal use, if any, of all such benefits cannot be specifically determined and is not reported in the table.

(2) Consists of amounts paid for automobile allowances and term life insurance.

(3)      These amounts were signing bonuses.

(4) One half of this amount was a signing bonus. The remainder was a merit bonus.

(5) Consists of the Company's matching portion of 401-K Plan contributions.

STOCK OPTIONS

The table on the following page contains information concerning the grant of stock options during the fiscal year ended December 31, 1994 to the Named
Executives:

                  OPTION / SAR GRANTS IN THE LAST FISCAL YEAR


 INDIVIDUAL GRANTS                                                                                             POTENTIAL
                                                                                                               REALIZABLE VALUE AT
                                                                                                               ASSUMED ANNUAL
                                                                                                               RATES
                                                                                                               OF STOCK PRICE
                                                                                                               APPRECIATION FOR
                                                                                                               THE OPTION TERM


 Name                     OPTIONS/SARS     % OF TOTAL               EXERCISE OR     EXPIRATION     5%($)           10%($)
                          GRANTED          OPTIONS/SARS GRANTED     BASE PRICE      DATE
                          # (1)(2)(3)(4)   TO EMPLOYEES IN FISCAL   ($ / SH)
                                           YEAR
 Stephen Carpenter        100,000          36.45%                   $6.625          3/29/04        $416,642.69     $1,055,854.38

 David Rainer              75,000          28.09%                   $6.625          3/29/04        $312,482.02     $  791,890.78

 Patrick Hartman           10,000           3.75%                   $6.625          3/29/04        $ 41,664.27     $  105,585.44

 Anne Williams             10,000           3.75%                   $6.625          3/29/04        $ 41,664.27     $  105,585.44

(1) The options are exercisable in 20% increments commencing one year subsequent to grant and are exercisable over a six year period, provided however, that the options shall vest fully upon the occurrence of certain significant events that include a merger or dissolution of the Company or sale of substantially all the Company's assets. As of December 31, 1994 options equal to the amounts set forth in the section herein entitled "Security Ownership of Certain Beneficial Owners and Management", above were vested.
The vested portion of each option may be exercised at any time prior to its expiration by tendering the exercise price in cash, check or in Shares of Common Stock, valued at fair market value on the date of exercise. Each option will terminate three months after termination of employment for any reason other than death or disability. In the event of termination due to death or disability, the option will terminate no later than one year after such termination. Each option is not transferable other than by will or the laws of distribution and is not exercisable by anyone other than the optionee during his lifetime. If the outstanding shares of stock of the Company are increased, decreased or changed into or exchanged for, a different number or kind of shares or securities of the Company, without receipt of consideration by the Company, a corresponding adjustment changing the number or kind of shares and the exercise price per share allocated to unexercised options shall be made. Subject to certain limitations in the Plan, each option may be amended by mutual agreement of the optionee and the Company.

(2) The exercise price of all options is adjustable in connection with stock dividends, stock splits and similar events.

(3)  The Potential Realizable Value is the product of (a) the difference
between (i) and   the product of the closing market price per share at the
grant date and the sum of (A) 1 plus (B) the assumed rate of appreciation of the Common Stock compounded annually over the term of the option and (ii) the per share exercise price of the option and (b) the number of shares of Common Stock underlying the option at December 31, 1994. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on a variety of factors, including market conditions and the price performance of the Common Stock. There can be no assurance that the rate of appreciation presented in this table will be achieved.

(4) Reflects the number of shares of Common Stock underlying the options granted to the Named Executives during the year. Each of the options was granted pursuant to the Company's 1983, 1985, or 1993 Stock Option Plans.

No options were exercised during 1994 by any of the named parties in the Compensation Table. No exercise price of any option previously granted to any executive officer was adjusted or amended ("repriced") during 1994.

                       AGGREGATED FISCAL YEAR END OPTION
                                     VALUES


                                         Number of Unexercised                   Value of Unexercised
                                         Options at 12/31/94                     In-the-money Options
                                         -------------------                     at 12/31/94
                                                                                 -----------

 Name                                    Exercisable / Unexercisable             Exercisable / Unexercisable
 ----                                    ---------------------------             ---------------------------
 S. Carpenter                             39,600 / 159,400                       $66,850 / $112,775

 D. Rainer                                31,429 / 123,571                       $55,111 / $ 92,044

 Patrick Hartman                           3,999 /  26,001                       $   750 / $  5,000

 Anne Williams                             7,000 /  23,000                       $12,375 / $ 20,750

DEFERRED COMPENSATION PLAN

         In December of 1992, the Bank terminated its deferred compensation plan whereby eligible senior officers and directors of the Bank were entitled to defer certain amounts of compensation and received limited matching amounts from the Bank. All participants were paid in full. No compensation was received by the parties named in the Summary Compensation Table.


OTHER MATTERS RELATED TO COMPENSATION


OTHER COMPENSATION / GOLDEN PARACHUTES

         Mr. Carpenter and Mr. Rainer do not have employment contracts, However, in the event that there is a change in control ("Change of Control) of the Bank or its parent company (including a change of more than 50% of the current shareholders of the Company), Mr. Carpenter and Mr. Rainer will each be entitled to any accrued but unpaid bonus at that time. Additionally, in the event of a Change of Control, if a position commensurate with either of their current positions with the Bank is not offered and either elects to resign, the Bank will pay the resigning party, subject to non-disapproval by the regulators, 12 months' compensation.

         During 1993, the Bank sold its mortgage origination network and certain related loan production offices. In connection with that transaction, compensation was required by prior agreement to be paid to the two officers who had founded the mortgage banking division and who managed that business with regard to the value of the mortgage servicing portfolio (which was retained by the Bank) and related to the profitability of the division. As a result, each of Messrs. Douglas Jones and Daniel LuVisi received total compensation of $900,507 for the period January 1, 1993 through the sale date of November 10, 1993, including $714,126 related to bonuses and other payments based on profitability and value of the mortgage servicing portfolio. Messrs. Jones and LuVisi resigned from their positions with the Bank concurrently with the sale of the mortgage origination network, to be employed by the purchaser of the network.

COMPENSATION OF DIRECTORS

         Directors of the Company receive no compensation for attending meetings of the Board of Directors. However, the directors of the Company also serve as directors of the Bank. The Bank paid the sum of between $3,800 and $1,600 per month during 1993 to each director of the Bank, depending on the number and type of meetings attended by the director. The Director Compensation Plan ties director compensation to board and committee meeting attendance and is also designed to be substantially similar in total compensation to similar banking institutions. Directors who are also salaried employees of the Bank do not receive any additional compensation for activities as directors. Eligible directors receive: (i) $1,000 per board meeting; and (ii) $200 per committee meeting (for committees for which they are members). During 1994, director compensation ranged from $22,600 at the highest to $15,600 at the least, for the entire year, and totalled $130,200 in the aggregate for the year 1994.

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

DIRECTOR WARRANTS

         In May 1985, the shareholders ratified the grant to certain directors at that time, of warrants to purchase 30,006 shares each, a total of 330,066 shares of Common Stock, over a ten-year period as compensation for the personal guarantees of a capital note of the Company in the amount of $1,250,000 from First Interstate Bank of California. Director Glass received an identical warrant to purchase 30,006 shares, at a later date. To comply with regulatory capital requirements by supporting the Company's additional asset growth, the Company issued the capital note, for which the lender required the guarantees by the directors in connection with the purchase of such capital note. The exercise price of such warrants of $4.17 per share was the weighted average price of the Common Stock for the 60 days prior to April 2, 1984, the date on which First Interstate Bank of California approved the purchase of the capital note. The purchase price of each warrant to purchase 30,006 shares was $750. As of March 31, 1995, all of the warrants had been exercised and there are no warrants outstanding.

         In January 1994, the board of directors awarded former chairman of the board Dr. Jon P. Goodman warrants to purchase 7,500 shares of stock at fair market value on date of grant which was $7.00, in recognition of her services to the Company, in view of the fact that she was the only long term director without such incentive, and in connection with her resignation. Dr. Goodman also received special compensation of $30,000 at the same time.

EMPLOYEE STOCK OPTION PLAN (1983)

         In April 1983, the Company adopted the Employee Stock Option Plan
(1983) ("1983 Plan") which the shareholders approved in May 1983. The 1983 Plan provided for the issuance of both "incentive stock options" within the meaning of Section 422A of the Code ("Incentive Stock Options") and Nonstatutory Stock Options. The number of shares of Common Stock reserved for issuance under the 1983 Plan was 400,075. As of December 31, 1994, there were 49,030 shares subject to outstanding options. NO SHARES REMAIN AVAILABLE FOR FUTURE GRANTS. THE 1983 PLAN HAS EXPIRED BY ITS TERMS, ALTHOUGH OUTSTANDING OPTIONS REMAIN AND ARE EXERCISABLE OVER THE PERIOD DESIGNATED IN THE 1983 PLAN.

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

         No option granted under the 1983 Plan is transferable by the optionee other than by will or the laws of descent and distribution. Each option is exercisable only while the optionee is employed by the Company, except that if the optionee's employment is terminated for any reason, the option is exercisable for a period of three months thereafter. Upon the disability or death of an optionee, such option is exercisable within one year from the date of disability or death. Information as to grants of options under the 1983 Plan during 1992 is set forth in the section entitled "Compensation of Executive Officers and Directors".

FIRST AMENDED AND RESTATED 1985 EMPLOYEE STOCK OPTION PLAN

         In October 1985 the shareholders approved the adoption of, and in October 1987 the shareholders approved the amendment to, the First Amended and Restated 1985 Employee Stock Option Plan ("1985 Plan") which provides for the issuance of incentive or nonstatutory stock options. The 1985 Plan provides for the issuance of options to purchase 350,000 shares of Common Stock. As of December 31, 1994, there were 248,440 shares subject to outstanding options, 62,828 shares had been issued upon exercise of options, and 38,732 shares were available for future grants.

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

         The term during which an option granted under the 1985 Plan is exercisable may not exceed ten years from the date of grant; provided, however, an option granted to a Ten Percent Shareholder may not have a term in excess of five years. The aggregate fair market value of the Common Stock (determined at the date of grant) for which any employee may be granted incentive stock options to be first exercisable in any fiscal year may not exceed $100,000. No option granted under the 1985 Plan is transferable by the optionee other than by will or the laws of descent and distribution. Each option is exercisable only while the optionee is employed by the Company, except that if the optionee's employment is terminated for any reason, the option is exercisable for a period of three months thereafter. Upon the disability or death of an optionee, such option is exercisable within one year from the date of disability or death.

         Information as to options granted pursuant to the 1985 Plan to executive officers is contained in the section "Compensation of Executive Officers and Directors".

1993 EMPLOYEE STOCK OPTION PLAN

         In November, 1993, the Board of Directors adopted and approved, subject to shareholder approval, the CU Bancorp 1993 Employee Stock Option Plan (the " 1993 Plan"). The 1993 Plan was approved by requisite vote of the shareholders on December 17, 1993. There were 400,000 shares reserves for option issuances under the 1993 Plan. At December 31, 1995 options for 262,000 shares had been granted under the 1993 Plan, there were 258,000 shares outstanding under the 1993 Plan and there were 142,000 shares available for grant under the 1993 Plan. All full time employees of the Company and its subsidiary are eligible to participate.

         The 1993 Plan supplements the Company's other stock option plans and provides an additional vehicle through which the Company can continue to grant options to key employees. The Board of Directors believes that the Company's long-standing policy of encouraging stock ownership by its key employees in part through the granting of stock options has enhanced the Company's ability to retain and attract such persons.

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

         EXPIRATION, TERMINATION AND TRANSFER OF OPTIONS

         Under the 1993 Employee Plan, no option may extend more than ten (10)
years from the date of grant.    For purposes of the 1993 Plan, the date of
grant of an option shall be the date on which the Committee takes final action approving the award of the option, notwithstanding the date the optionee accepts the option, the date of execution of the option agreement, or any other date with respect to such option. Except in the event of termination of employment due to death, disability or termination for cause, options will terminate three (3) months after an employee optionee ceases to be employed by the Company or its subsidiaries, unless the options by their terms were scheduled to terminate earlier. During that three (3) month period after the employee optionee ceases to be employed by the Company or its subsidiaries, such options shall be exercisable only as to those shares with respect to which installments, if any, had accrued as of the date of which the optionee ceased to be employed by the Company or its subsidiaries. If such termination was due to such optionee's permanent and total disability, or such optionee's death, the option, by its terms, may be exercisable for one year after such termination of employment. If the employee optionee's employment is terminated for cause, the option terminates immediately, unless such termination is waived by the Committee. An option by its terms may only be transferred by will or by laws of descent and distribution upon the death of the optionee, shall not be transferable during the optionee's lifetime and shall be exercisable during the lifetime of the person to whom the option is granted only by such person.

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

1994 NON EMPLOYEE DIRECTOR STOCK OPTION PLAN

         On April 27, 1994, the Board of Directors adopted and approved, subject to shareholder approval, the CU Bancorp 1994 Non-Employee Director Stock Option Plan (the "1994 Non-Employee Director Plan"), which was approved by the shareholders of the Company at the 1994 Annual Meeting of Shareholders. 200,000 shares were reserved for options under the 1994 Non-Employee Director Plan. All non-employee directors of the Company are eligible to participate in the 1994 Non-Employee Director Plan.

         The Plan is intended to provide a vehicle through which the Company can reward directors for the risks of directorship, encourage their continued service and encourage their stock ownership in the Company. The following discussion summarizes the principal features of the Plan. This description is qualified in its entirety by reference to the full text of the Plan, copies of which are available for review at the Company's principal office.

         The Company intends that options issued under the 1994 Non-Employee Directors plan shall be Non-Qualified Stock Options.

         The 1994 Non-Employee Director Plan is administered by a Committee, to the extent possible under applicable law. The Committee will not have any discretion in the amount of options to be granted to any party, the price of any option or the term and exercisability of any option. Option grants shall be automatic as described herein and shall not be variable by the Committee. Each member of a Committee shall be a disinterested person as provided in Rule 16b-3(c)(2) promulgated pursuant to the Securities Exchange Act of

1934, as amended. The Board of Directors or the Committee (as the case shall be) shall have full power and authority in its discretion to take any and all action required or permitted to be taken under the Plan.

        GRANTS, VESTING AND EXERCISE PRICE OF OPTIONS UNDER THE 1994 NON-EMPLOYEE DIRECTOR PLAN

        Under the 1994 Non-Employee Director Plan, the non-employee directors of the Company are eligible to receive Non-Qualified Stock Options. The 1994 Non-Employee Director Plan provides for the grant of options to non-employee directors, without any action on the part of the Committee, only upon the following terms and conditions:

        a. Each such person who was a director of the Company on July 1, 1994 (the "Effective Date") received Non-Qualified Stock Options to acquire 5,000 shares of stock of the Company, subject to adjustment, on the Effective Date, and such options shall be deemed to have been granted on the Effective Date.
                The Chairman of the Board on the Effective Date received options to purchase an additional 2,500 shares of the Company's Common Stock.

        b. Each such person who is a director of the Company on the day following an Annual Meeting of Shareholders in years commencing in 1995, shall receive non-qualified options to acquire 5,000 shares of stock of the Company, subject to adjustment, provided that the person who is then the Chairman of the Board shall receive additional nonqualified options to acquire 2,500 shares of stock of the Company, subject to adjustment; provided, however, that in the event the shares available under the 1994 Non-Employee Director Plan are insufficient to make any such grant, all grants made thereunder on such date shall be prorated.

        c. None of the options will be exercisable until the March 31 next following the date of grant. Each option shall become exercisable in the following four cumulative annual installments: 25% on the first March 31 following the date of the grant; an additional 25% on the second March 31 following the date of the grant; an additional 25% on the third March 31 following the date of the grant; and the last 25% on the fourth March 31 following the date of the grant. From time to time during each of such installment periods, the option may be exercised with respect to some or all of the shares allotted to that period, and/or with respect to some or all of the shares allotted to any prior period as to which the option was not fully exercised. During the remainder of the term of the option (if its term extends beyond the end of the installment periods), the option may be exercised from time to time with respect to any shares then remaining subject to the option.

        d. Subject to earlier termination as provided elsewhere in the 1994 Non-Employee Director Plan, each option shall expire ten (10) years from the date the option was granted.

        e. The exercise price of each option shall be equal to one hundred percent (100%) of the fair market value of the stock subject to the option on the date the option is granted, which shall be the closing price for the stock of the Company on the date of such grant or if the date of such grant is not a trading day, the first immediately preceding trading day. The closing price for any day shall be the last reported sale price regular way or, in case no such reported sale takes place on such date, the average of the last reported bid and asked prices regular way, in either case on the principal national securities exchange registered under the 1934 Act on which the stock of the Company is admitted to trading or listed, or if not listed or admitted to trading on any national securities exchange, the last sale price of the stock of the Company on the National Association of Securities Dealers National Market System ("NMS") or, if not quoted in the NMS, the average of the closing bid and asked prices of the stock of the Company on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or any comparable system, or if the stock of the Company is not listed on NASDAQ or any comparable system, the closing bid and asked prices as furnished by any member of the National Association of Securities Dealers, Inc. selected from time to time by the Company for that purpose.

         The exercise price of Common Stock acquired pursuant to an option shall be paid in cash or check payable to the order of the Company at the time the option is exercised, in whole shares of stock of the Company owned by the optionee having a fair market value on the exercise date (determined by the Committee in accordance with any reasonable evaluation method) equal to the option price of the shares being purchased, or a combination of stock and cash or check payable to the order to the Company, equal in the aggregate to the option price of the shares being purchased.

         ADJUSTMENTS UPON CHANGES IN STOCK

         If the outstanding shares of the stock of the Company are increased, decreased or changed into, or exchanged for a different number or kind of shares or securities of the Company, without receipt of consideration by the Company, through reorganization, merger, recapitalization, reclassification, stock split, stock dividend, stock consolidation, or otherwise, an appropriate and proportionate adjustment shall be made in the number and kind of shares as to which options may be granted. A corresponding adjustment changing the number or kind of shares and the exercise price per share allocated to unexercised options, or portions thereof, which shall have been granted prior to any such change shall likewise be made. Any such adjustment, however, in an outstanding option shall be made without change in the total price application to the unexercised portion of the option but with a corresponding adjustment in the price for each share subject to the option. Adjustments under this section shall be made by the Committee whose determination as to what adjustments shall be made, and the extent thereof, shall be final and conclusive. No fractional shares of stock shall be issued under the Plan on account of any such adjustment.

         EXPIRATION, TERMINATION AND TRANSFER OF OPTIONS

         Each option granted under the 1994 Non-Employee Director Plan shall, except as discussed below, expire ten (10) years from the date of the grant. Except in the event of termination of directorship due to death, or termination for cause, options will terminate twelve (12) months after an optionee ceases to be a director of the Company, unless the options by their terms were scheduled to terminate earlier. During that twelve (12) month period after the non-employee director optionee ceases to serve as a director of the Company, such options shall be exercisable only as to those shares with respect to which installments, if any, had accrued as of the date of which the optionee ceased to be a director of the Company or its subsidiaries. If such termination was due to such optionee's death while a director or in the twelve month period following termination of the directorship, the option, by its
terms, may be exercisable for one year after death.   If the non-employee
director optionee is removed from the Board of Directors of the Company for cause, the option terminates immediately on the date of such removal. Removal for cause shall include removal of a director who has been declared of unsound mind by an order of court or convicted of a felony. An option by its terms may only be transferred by will or by laws of descent and distribution upon the death of the optionee, shall not be transferable during the optionee's lifetime, and shall be exercisable during the lifetime of the person to whom the option is granted only by such person.

         TERMINATION AND AMENDMENT OF THE PLAN

         The Plan will terminate upon the occurrence of a terminating event, including, but not limited to, liquidation, reorganization, merger or consolidation of the Company with another corporation in which the Company is not the surviving corporation or resulting corporation, or a sale of substantially all the assets of the Company to another person, or a reverse merger in which the Company is the surviving corporation but the shares of the Company's stock outstanding immediately preceding the merger are converted by virtue of the merger into other property (a "Terminating Event"). The Board of Directors or the Committee (as the case may be) shall notify each optionee not less than thirty (30) days prior thereto of the pendency of a Terminating Event. Upon delivery of such notice, any option outstanding shall be exercisable in full and not only as to those shares with respect to which installments, if any, have then accrued, subject, however, to earlier expiration or termination as provided elsewhere in the Plan. The Board of Directors or the Committee (as the case may be) may also suspend or terminate the Plan at any time. Unless sooner terminated, the Plan shall terminate ten
(10) years from the effective date, of the Plan. No options may be granted under the Plan while the Plan is suspended or after the Plan is terminated. Rights and obligations under any option granted pursuant to the Plan, while in effect, shall not be altered or impaired by suspension or termination of the Plan, except with the consent of the person to whom the stock option was granted.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The following table sets forth information as of December 31, 1994 pertaining to beneficial ownership of Common Stock by persons known to the Company to own five percent or more of such stock, current directors of the Company, all nominees to be directors of the Company and all directors and officers of the Company as a group. The information contained herein has been obtained from the Company's records, from information furnished directly by the individual or entity to the Company, or from various filings made by the named individuals with the Securities and Exchange Commission.

                 The Company is of the opinion that there is no person who possesses, directly or indirectly, the power to direct or cause to direct the management and policies of the Company, nor is it aware of the existence of a group of persons formed for such purpose, whether through the ownership of voting securities, by contract, or otherwise.

                                                                      AMOUNT AND NATURE OF
                                                                      BENEFICIAL                  PERCENT OF
 NAME OF BENEFICIAL OWNER           RELATIONSHIP WITH COMPANY         OWNERSHIP(2)(3)(4)          CLASS(1)
 ------------------------           -------------------------         ------------------          --------
 Kenneth L. Bernstein               Director, Nominee                       27,864                   .62

 Stephen G. Carpenter               Director, Nominee, President,           45,100                  1.20
                                    Chief Executive Officer

 Richard H. Close                   Director, Nominee                      116,486                  1.89

 Paul W. Glass                      Chairman, Director Nominee             100,028                  1.52

 M. David Nathanson                 Director                                97,145                  1.46

 Ronald S. Parker                   Director, Nominee                        6,000                   .13

 David I. Rainer                    Director, Nominee, Chief                33,429                   .74
                                    Operating Officer

 Dimensional Fund Advisors Inc.     Beneficial Owner of More Than          240,396(10)              5.38
                                    5%

 ALL CURRENT EXECUTIVE OFFICERS                                            437,551                  9.33
 AND DIRECTORS AS A GROUP (9  IN
 NUMBER)(6)(9)
- ------------------------------------------------------------------------------------

(1)      Only Common Stock is outstanding.

(2) Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

(3) Includes as if currently outstanding the following shares subject to options or warrants which are exercisable within 60 days.

 Director                                Options Exercisable                     Warrants Exercisable
 --------                                -------------------                     ---------------------
 Bernstein                                 0                                     0

 Carpenter                                39,600                                 0

 Close                                    15,120                                 30,006

 Glass                                    15,120                                 30,006

 Parker                                   0                                      0

 Nathanson                                15,120                                 30,006

 Rainer                                   31,429                                 0



(4) Shares issuable pursuant to options and warrants which may be exercised within 60 days of December 31, 1994 are deemed to be issued and outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals.

(5) Includes 27,461 shares held by the Glass, and Rosen Profit Sharing Plan of which Mr. Glass is a trustee.

(6) The listing of individuals as executive officers in this table or elsewhere in this Proxy Statement should not be interpreted as an indication that such individuals are considered to be executive officers of the Company or the Bank for any other purposes.

(7) Includes as if currently outstanding 127,388 shares subject to options and 90,018 shares subject to warrants held by directors and officers which are exercisable within 60 days from December 31, 1994.

(8)      Information is based on filing with Securities and Exchange Commission

(9) The address of all listed individuals, with the exception of Dimensional Fund Advisers, Inc. is c/o CU Bancorp, 16030 Ventura Boulevard, Encino, California 91436. The address of Dimensional Fund Advisers, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(10) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor is deemed to have beneficial ownership of 240,396 shares of CU Bancorp stock as of December 31, 1994, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc.,a registered open-end investment company or in a series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, of which Dimensional Fund Advisors Inc. serves as an investment manager. Dimensional Disclaims beneficial ownership of all such shares.

- --------------------------------------------------------------------------------

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


INDEBTEDNESS OF MANAGEMENT

         Some of the Company's directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business, and the Bank expects to have limited such ordinary banking transactions with such persons in the future. The Bank has adopted a policy that it generally will not make new loans to Directors, with the exception of loans fully secured by cash. In the opinion of the management of the Bank and except as provided below, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. Although the Bank does not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with the Bank's respective lending policies and statutory lending limits, and prior approval of the Board of Directors is required for these loans.

         There were no related party loans as of December 31, 1994.

         During 1992, the Bank charged off loans, and a letter of credit totalling $1,300,000 and $650,000 respectively, to a former director and another party. As a result of Bank initiated legal actions against the obligors and certain former officers and directors of the Bank settlements were entered into which resulted in recovery of approximately $1.1 Million. In addition, the settlement included potential long term payments of additional amounts. The Collateral for this long term obligation which was not given specific value by the Bank, has been substantially diminished or extinguished by the exercise of foreclosure powers under a deed of trust by an unaffiliated financial institution. The Bank has charged off all amounts related to these transactions and there is no assurance of further recovery.

OTHER MATERIAL TRANSACTIONS

         Except as set forth below, there are no other existing or proposed material transactions between the Company and the Bank and any of the Company's directors, executive officers, or beneficial owners of five percent or more of the Common Stock, or the immediate family or associates of any of the foregoing persons.

         In 1993, prior to his election as a director of the Company, Kenneth Bernstein entered into an agreement with the Bank to assist in collection of a large charged off credit. In exchange for Mr. Bernstein's assistance, the Bank agreed to pay him 50% of amounts recovered on such credit (after deduction of legal fees). Although the Bank, with Mr. Bernstein's assistance, located the debtor, the debtor subsequently filed bankruptcy and no amounts have been recovered.

REGULATORY AGREEMENT

         In November 1993, the Bank was informed by the Office of the Comptroller of the Currency ("OCC"), that the OCC had terminated the formal written agreement (the "Agreement") with the OCC entered into in June 1992, based upon the Bank's compliance with the provisions of the Agreement.

         In November 1993, the Federal Reserve Bank of San Francisco terminated a Memorandum of Understanding with the Company, originally entered into In August, 1992. The termination of the MOU was taken in recognition of the Company's compliance with these requirements.