Form 10-Q
period 1995-03-31
CU BANCORP
filed 1995-05-12
CIK 356050

FORM 10-Q FOR PERIOD ENDED 3/31/95

                                FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

          /X/ For the Quarterly Period Ended March 31, 1995, or

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

                              Yes /X/   No / /


As of March 31, 1995, the Registrant has outstanding 4,587,330 shares of its Common stock, no par value.

                                CU Bancorp
                          Quarter Ended March 31, 1995
                          Table of Contents - Form 10-Q


                                                                   Page
Part I. Financial Information

    Item 1.  Financial Statements

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                          3

        Consolidated Statements of Financial Condition:
        -March 31, 1995, and December 31, 1994.                     14

        Consolidated Statements of Income:
        -Three Month Periods Ended March 31, 1995, and
         March 31, 1994.                                            15

        Consolidated Statements of Cash Flows:
        -Three Month Periods Ended March 31, 1995, and
         March 31, 1994.                                            16

        Notes to Consolidated Financial Statements                  17

        Signatures                                                  20


Part II.  Other Information

    Item 1.  Legal Proceedings                                      21

    Item 2.  Changes in Securities                                  21

    Item 3.  Defaults Upon Senior Securities                        21

    Item 4.  Submission of Matters to a Vote of Security Holders    21

    Item 5.  Other Matters                                          21

    Item 6.  Exhibits and Filings on Form 8-K                       21

Management Discussion and Analysis

Overview


The Company earned $710 thousand, or $.15 per share, during the first quarter of 1995, compared to $578 thousand, or $0.13 per share, during the same period in 1994. Over 80% of the earnings in the first quarter of 1994 were attributable to a gain on the sale of mortgage servicing rights. Since then, the earnings of the core commercial bank have grown steadily as the reliance on mortgage related income has declined. For the quarter ended March 31, 1995, only about 15% of pretax earnings related to sales of mortgage servicing.

The Bank's asset quality ratios continue to be exceptionally strong. At March 31, 1995, nonperforming assets were $ 66 thousand, compared with $36 thousand in the prior quarter, and $1.1 million in the first quarter of 1994. The Bank did not have any real estate acquired through foreclosure at March 31, 1995, December 31, 1994 or March 31, 1994.

The Bank's allowance for loan losses as a percent of both nonperforming loans and nonperforming assets at the end of the first quarter of 1995 was 11503 %, compared to first quarter 1994 levels of 652%. The allowance for loan losses as a percentage of nonperforming loans and assets has increased as both nonperforming categories were reduced. During the first quarter of 1995, the Bank enjoyed a net recovery as recoveries exceeded chargeoffs. Net recoveries further increase the allowance's coverage of the nonperforming loans and assets.

Capital ratios are strong, substantially exceeding levels required to be in the "well capitalized" category established by bank regulators. The Total Risk-Based Capital Ratio was 16.4 %, the Tier 1 Risk-Based Capital Ratio was 15.1%, and the Leverage Ratio was 10.2% at March 31, 1995, compared to 15.4%, 14.12%, and 10.44%, respectively, at year-end 1994. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

The Bank's strong capital and asset quality position have positioned the Bank for continued growth of its core business of providing relationship based services to middle market customers. During the first quarter of 1995, the Bank generated approximately $31 million in new loan commitments, compared with about $20 million for the comparable period of 1994.


Balance Sheet Analysis

Loan Portfolio Composition and Credit Risk

The Bank's loan portfolio at March 31, 1995 has maintained the high standards of credit quality that have been established as the commercial loan portfolio has been built over the past two years. Non performing assets have been virtually eliminated and exposures to real estate have been greatly reduced to consist primarily of loans secured by real estate made to the Bank's core middle market customers.

Total loans at March 31, 1995 declined by $6 million from December 31, 1994, as fundings against new loan committments were offset by loan payoffs. Loan paydowns for the quarter were unusually high, as a number of project related loans in the Entertainment division combined with normal payoffs and seasonality in the commercial portfolio. Loan levels were $30 million above the March 31, 1994 level, reflected the ongoing success in booking new commercial relationships.

Table 1  Loan Portfolio Composition

Amounts in thousands of dollars      March 31,         December 31,          March 31,
                                       1995                1994               1994

Commercial & Industrial Loans         $138,709    82%    $142,885    82%    $100,527    73%
Real Estate Loans:
    Commercial                          24,539    15%      26,528    15%      27,923    20%
    Mortgages                            4,769     3%       4,773     3%       9,166     6%
    Construction                           413                416              1,010     1%
Total loans net of unearned fees      $168,430   100%    $174,602   100%    $138,626   100%



At March 31, 1995, the Bank had loans totaling $95 million maturing within one year, $62 million maturing after one but within five years, and $11 million maturing after five years. Loans due after one year totaling $5 million had predetermined interest rates.

The   real estate loans are generally collateralized by a first or second  trust deed position, and have historically represented little credit risk.

Lending efforts have been directed away from commercial real estate, as well as construction and multifamily lending. The Bank is now focused on business lending to middle market customers. Current credit policy now permits commercial real estate lending generally only as part of a complete commercial banking relationship with a middle market customer. Existing commercial real estate loans are secured by first or second liens on office buildings and other structures. The loans are secured by real estate that had appraisals in excess of loan amounts at origination.

Monitoring and controlling the Bank's allowance for loan losses is a continuous process. All loans are assigned a risk grade, as defined by credit policies, at origination and are monitored to identify changing circumstances that could modify their inherent risks. These classifications are one of the criteria considered in determining the adequacy of the allowance for loan losses.

The amount and composition of the allowance for loan losses is as follows:

Table 2  Allocation of Allowance for Loan Losses

Amounts in thousands of dollars              March 31,   December 31,   March 31,
                                               1995           1994        1994
Commercial & Industrial Loans(1)             $7,247         $7,096      $6,392
Real estate loans - Mortgages                     0              0         277
Real estate loans - Construction                  0              0           5
Loans                                             0          7,096       6,674
Unfunded commitments and letters of credit      345            331         551
Total Allowance for loan losses              $7,592         $7,427      $7,225
(1) Including Commercial loans secured by
     real estate


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

Activity in the allowance, classified by type of loan, is as follows:

Table 3   Analysis of the Changes in the Allowance for Loan Loss

Amounts in thousands of dollars                                 For the Periods Ended
                                                          March 31,  December 31,   March 31,
                                                            1995          1994        1994
Balance at January 1                                       $7,427        $6,513      $6,513
Loans charged off:
  Real estate secured loans                                     0           486         200
  Commercial loans secured and unsecured                        0           820         464
  Loans to individuals, installment and other loans             4           107           0
     Total charge-offs                                          4         1,413         664
Recoveries of loans previously charged off:
  Real estate secured loans                                    20           586         493
  Commercial loans secured and unsecured                      144         1,735         882
  Loans to individuals, installment and other loans             5             6           0
     Total recoveries of loans previously charged off         169         2,327       1,377
Net charge-off (recovery)                                   (165)         (914)       (713)
Provision for loan losses                                       0             0           0
Balance at end of period                                   $7,592        $7,427      $7,226
Net loan charge-offs (recoveries) as a percentage of
average gross loans outstanding during the period
ended                                                     (.098)%       (0.61)%     (0.52)%


The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At March 31, 1995, nonperforming loans amounted to $66 thousand compared with $36 thousand at December 31, 1994.


Table 4:  Nonperforming Assets

Amounts in thousands of dollars  March 31,  December 31   March 31,
                                   1995       1994         1994
Loans not performing (1)            $66        $36         $308
Insubstance foreclosures              0          0          800
Total nonperforming loans            66         36        1,108
Other real estate owned               0          0            0
Total nonperforming assets          $66         $36      $1,108

Allowance for loan losses as a  percent of:
     Nonperforming loans         11,503%     20,631%       652%
     Nonperforming assets        11,503%     20,631%       652%
Nonperforming assets as a
percent of total assets               0%          0%       0.8%

Nonperforming loans as a
percent of total loans                0%          0%       0.8%

Note 1:
Loans not performing
Performing as agreed                $66          $36       $271
Partial performance                   0            0          0
Not performing                        0            0         37
                                    $66          $36       $308
Nonaccrual:
Loans                               $66          $36       $308
Troubled debt restructurings          0            0          0




Securities
The securities portfolio at March 31, 1995, totaled $68 million, compared to $74 million at year-end 1994. The securities are all held in a Held for Investment portfolio. There was no held for sale portfolio at March 31, 1995 or year-end 1994. This portfolio is recorded at amortized cost. It is the Bank's intention to hold these securities to their individual maturity dates.

There  have been no realized gains or losses on securities in the first  quarter
of 1995 or 1994.   At March 31, 1995, there were unrealized gains of $5 thousand and losses of $1.2 million  in the securities portfolio.

Additional information concerning securities is provided in the footnotes to the accompanying financial statements.


Other Real Estate Owned
There was no Other Real Estate Owned on the Bank's balance sheet at March 31, 1995, December 31, 1994, and March 31, 1994. The Bank's policy is to carry properties acquired in foreclosure at fair value less estimated selling costs, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against an allowance for real estate owned losses created by charging a provision to other operating expenses. The Bank has not had any significant expenses related to Other Real Estate Owned in 1995 or 1994.

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

Noninterest bearing deposits represent nearly the entire title and escrow relationship. These balances have been reduced substantially as the Bank focused on middle market business loans. The balance at March 31, 1995, was $35 compared to $44 million at December 31, 1994. Costs relative to servicing the above relationships are the significant portion of the Bank's customer data processing and messenger and courier costs. These were no significant changes to the costs in 1995.

The Bank had $39 million in certificates of deposit larger than $100 thousand dollars at March 31, 1995. The maturity distribution of these deposits is relatively short term, with $24 million maturing within 3 months and the balance maturing within 12 months.

Liquidity and Interest Rate Sensitivity
The objective of liquidity management is to ensure the Bank's ability to meet cash requirements. The liquidity position is managed giving consideration to both on and off-balance sheet sources and demands for funds.

Sources of liquidity include cash and cash equivalents (net of Federal Reserve requirements to maintain reserves against deposit liabilities), securities eligible for pledging to secure borrowings from dealers pursuant to repurchase agreements, loan repayments, deposits, and borrowings from a $25 million overnight federal funds line available from a correspondent bank. Potential significant liquidity requirements are withdrawals from noninterest bearing demand deposits and funding of commitments to loan customers.


From time to time the Bank may experience liquidity shortfalls ranging from one to several days. In these instances, the Bank will either purchase federal funds, and/or sell securities under repurchase agreements. These actions are intended to bridge mismatches between funding sources and requirements, and are designed to maintain the minimum required balances. The Bank has had no Fed Funds purchased or borrowings under repurchase agreements during 1994 or 1995.

The Bank's historical portfolio of large certificates of deposit (those of $100 thousand or more) has not been significant relative to the total deposit base. At March 31, 1995 this funding source was 15% of average deposits, compared to 14% at December 31, 1994. This funding source has traditionally been used to manage liquidity needs within the deposit portfolio.

During 1994 and 1995, loan growth for the bank outpaced growth of deposits from the banks commercial customers. The Bank funded this growth, combined with the Bank's reduced concentration in title and escrow deposits, in part with certificates of deposit from customers from outside the Bank's normal service area. These out of area deposits are generally certificates of deposit of $90,000 or greater, that are priced competitively with similar certificates from other financial institutions throughout the country. At March 31,1995, the Bank had approximately $81 million of these out of area deposits, up from $55 million at December 31, 1994.

Table 5   Interest Rate Maturities of Earning Assets and Funding Liabilities at
March 31, 1995

Amounts in thousands of dollars                        Amounts Maturing or Repricing in

                                                      More Than   More Than  More Than 9
                                                       3 Months   6 Months    Months But
                                           Less Than      But        But      Less than       12
                                            3 Months   Less Than  Less Than   12 Months     Months
                                                       6 Months    9 Months                 & Over
Earning Assets
 Gross Loans                                $159,587      $2,121      $229        $92      $6,564
 Securities                                    3,001       1,989     7,982      5,057      49,957
Federal funds sold & other                    53,200       -----     -----      -----       -----
     Total earning assets                    215,788       4,110     8,211      5,149      56,521
Interest-bearing deposits:
  Now and money market                        56,798
  Savings                                      8,163
  Time certificates of deposit:
    Under $100                                26,723      18,596     6,804     14,400       3,030
    $100 or more                              24,333       7,298     2,440      3,409       1,100
    Non interest-bearing demand deposits      35,280           0         0          0           0
    Total interest-bearing liabilities       151,297      25,894     9,244     17,809       4,130
Interest rate sensitivity gap                 64,491    (21,784)   (1,033)   (12,660)      52,391
Cumulative interest rate sensitivity gap      64,491      42,707    41,674     29,014      81,405
Off balance sheet financial instruments            0           0         0          0           0
Net cumulative gap                            64,491      42,707    41,674     29,014      81,405
Adjusted cumulative ratio of rate
sensitive assets to rate sensitive
liabilities (1)                                 1.43        1.24      1.22       1.14        1.39

 (1) Ratios greater than 1.0 indicate a net asset sensitive position. Ratios less than 1.0 indicate a liability sensitive position. A ratio of 1.0 indicates a risk neutral position.

Assets and liabilities shown on Table 5 are categorized based on contractual maturity dates. Maturities for those accounts without contractual maturities are estimated based on the Bank's experience with these customers. Noninterest bearing deposits of title and escrow companies, having no contractual maturity dates, are considered subject to more volatility than similar deposits from commercial customers. The net cumulative gap position shown in the table above indicates that the Bank does not have a significant exposure to interest rate fluctuations during the next twelve months.

Capital
Total shareholders' equity was $31 million at March 31, 1995, compared to $30 million at year-end 1993. This increase was due to earnings, plus the exercise of stock options. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1995 and 1994, the Bank's capital levels exceeded the "well capitalized" standards, the highest classification established by bank regulators.

Table 7  Capital Ratios

                                                     Regulatory Standards
                           March 31,  December 31,     Well
                             1995         1994     Capitalized  Minimum

Total Risk Based Capital    16.38%       15.40%         10.0%    8.00%
Tier 1 Risk Base Capital    15.10        14.12           6.0     4.00
Leveraged Capital           10.24        10.44           5.0     3.00


  In February of 1995, the Bank declared a dividend of $.02 per share payable March 13, 1995 to shareholders of record February 20, 1995. No dividends were paid in 1994 .

The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market Systems where it trades under the symbol CUBN.

Market Expansion
The Bank operates as a single business segment, providing commercial banking services in the southern California area. The Bank is committed to expanding the market penetration of the commercial bank, including the creation of new branches, and pursuing acquisition opportunities.

Branches have been established in three strategic locations in Southern California. In January, 1994, two branches were opened to serve the San Gabriel Valley and the South Bay areas. The offices are staffed with seasoned commercial lenders whose primary focus is business development. Such offices are cost effective approaches to business development and allow the Bank access to wider market exposure. While these offices are primarily staffed with existing personnel, when appropriate, key people with specific market knowledge and experience have been hired. In October, 1994, the Bank opened a loan production office in Camarillo, California, as its regional center for Ventura County. The Camarillo office is expected to be converted to a branch in 1995.


On March 27, 1995, the Company entered into an agreement to acquire Santa Ana - based Corporate Bank in a stock transaction. Completion of this transaction is subject to Corporate Bank shareholder approval and regulatory approvals.



Net Interest Income and Interest Rate Risk
Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income for the first quarter of 1995 was $3.8 million, compared to $2.8 million for the same period in 1994. The change is attributable to changes in volume and deposit mix. The Bank's net interest income has improved with the growth of the commercial loan portfolio from 1994 to 1995. This improvement was offset in part by the change in deposit mix away from non interest bearing title and escrow deposits.

Table 8  Analysis of Changes in Net Interest Income (1)

Amounts in thousands of dollars             Three months ended           Three months ended
                                              March 31,                      March 31,
                                         1995 compared to 1994         1994 compared to 1993
Increases(Decreases)                 Volume       Rate     Total     Volume    Rate    Total
Interest Income
   Loans, net                         $751       $830    $1,581   $(1,244)  $(235) $(1,479)
   Investments                           5        254       260        265   (116)      149
   Federal Funds Sold                  162        192       354         93       8      101
    Total interest income              918      1,276     2,195      (886)   (343)  (1,229)
Interest Expense
   Interest-bearing deposits:
     Demand and Savings               (37)        100        63       (58)    (47)    (105)
     Time Certificates of deposit:
       Under $100                      539        220       759         50       2       52
       $100 or more                    236        203       439       (75)      18     (57)
Federal funds purchased / Repos          0          0         0       (14)    (14)     (27)
Other borrowings                      (42)       (22)      (64)       (35)       5       30
    Total interest expense             696        501     1,197      (132)    (36)    (137)
    Net interest income               $222       $775      $998     $(754)  $(307) $(1,092)

(1) The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.



Yields on earning assets were approximately 8.7% in the first quarter of 1995, compared to a 6.5% yield for the same period in 1994. The higher average yield on earning assets in 1995 is the primarily the result of an increase in the prime rate from an average of 6% in the first quarter of 1994 to an average of 8.8% in the first quarter of 1995.


Rates on interest bearing liabilities resulted in an average cost of funds of 4.9% in 1995, compared with 2.7% for the comparable period of 1994. In addition to the generally higher level of interest rates in 1995, certificates of deposit represent a higher proportion of the funding liabilities, rather than lower cost money market or savings accounts.



Expressing net interest income as a percent of average earning assets is referred to as margin. Margin for 1995 was 5.6%, compared to 5.0% for the same period in 1994. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. The higher margin in 1995 is largely due to the higher general level of interest rates.



Table 9  Average Balance Sheets and Analysis of Net Interest Income

                                              Three months ended               Three months ended
Amounts in thousands of dollars                 March 31, 1995                    March 31, 1994
                                                   Interest      Annual               Interest    Annual
                                                  Income or    Yield or              Income or     Yield
                                         Balance    Expense        Rate     Balance    Expense   or Rate
Interest Earning Assets
 Loans, Net                             $160,816     $4,413      10.98%    $130,117     $2,832      8.71%
 Investments                              71,129        915        5.15      69,316        642      3.70
 Certificates of Deposit
  in other banks                             149          3        6.71       1,377         16      4.65
 Federal Funds Sold                       34,489        501        5.81      19,439        147      3.02
 Total Earning Assets                    266,583      5,832        8.75     220,249      3,647      6.61
Non Earning Assets
  Cash & Due From Banks                   23,985                             25,229
  Other Assets                             8,397                              7,769
Total Assets                            $298,965                           $253,247
Interest-bearing Liabilities
  Demand and savings                     $63,740        469        2.94     $69,832        406      2.32
Time Certificates of Deposits
  Less Than $100                          63,599        973        6.12      23,657        214      3.62
  More Than $100                          38,545        582        6.04      18,375        143      3.11

Total interest-bearing                   165,884      2,024        4.88     111,864        763      2.73

Noninterest-bearing Deposits              92,797                            105,668
Total Deposits                           258,681      2,024        3.13     217,532        763      1.40
Other Borrowings                           3,798         58        6.11       6,335        122      7.70
Total Funding Liabilities                262,479      2,082        3.17     223,867        885      1.58
Other Liabilities                          6,630                              2,538
Shareholders' Equity                      29,859                             26,842
Total Liabilities and Shareholders'
Equity                                   $298,968                           $253,247
Net Interest Income                                  $3,750       5.63%                 $2,752     5.00%
Shareholders' Equity to
Total Assets                                           9.99%                             10.60%


Other Operating Income

A significant portion of other operating income in 1994 was earned as mortgage servicing rights were sold. After the $197 gain from the sale of servicing rights in 1995, the Bank no longer has a portfolio of mortgage servicing rights available for sale. The trends and composition of other operating income are shown in the following table.



Table 10 Other operating income

Amounts in thousands of dollars
                                                For three months
                                                  ended  ended
                                             March 31,   March 31,
                                               1995        1994

Gain on sale of SBA Loans                      $100          $8
Premium on sales of mortgage loans                           68
Service income                                              466
Documentation fees                                           22
Other service fees and charges                  323         339
Gain on sale of mortgage servicing portfolio    197         838
Total                                          $620      $1,741




Operating Expense
Total operating expenses for the bank were $1.5 million in the first quarter of 1995, compared to $1.9 million for the same period in 1994. Refocusing productive resources toward commercial banking activities and eliminating historic inefficiencies allowed this reduction. The current level of operating expense is deemed to be adequate and will be leveraged further as the core middle market business is expanded.

Provision for Loan Losses
The Bank has made no provision for loan losses in 1995 or 1994. No loan loss provision has been deemed necessary for 1995 and 1994, due to the declining levels of nonperforming assets, net recoveries received, and the strong reserve position.


  Consolidated Statements of Financial Condition      CU Bancorp and Subsidiary

Amounts in thousands of dollars                                                 March 31,    December 31,
                                                                                   1995          1994
Assets
Cash and due from banks                                                          $26,944       $35,397
Federal funds sold                                                                53,000        20,000
  Total cash and cash equivalents                                                 79,944        55,397

Time deposits with other financial institutions                                      200             0
Investment securities (Market value of $66,776 and $71,423 at March 31,
1995 and December 31, 1994, respectively)                                         67,985        74,153
Loans, (Net of allowance for loan losses of $7,592  and $7,427 at March
31, 1995, and December 31, 1994, respectively)                                   161,001       167,175
Premises and equipment, net                                                        1,000           996
Other real estate owned, net                                                           0             0
Accrued interest receivable and other assets                                       6,697         6,433
Total Assets                                                                    $316,827      $304,154

Liabilities and Shareholders' equity
Deposits:
  Demand deposits                                                               $104,185      $112,034
  Savings deposits                                                                64,962        67,896
  Time deposits under $100                                                        69,553        47,896
  Time deposits of $100 or more                                                   38,579        36,415
      Total deposits                                                             277,279       264,181

Accrued interest payable and other liabilities                                     8,622        10,229
  Total liabilities                                                              285,901       274,410
Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1995 or 1994                                               ----
  Common stock, no par value:
    Authorized - 20,000,000 shares
     Issued and outstanding - 4,587,330  in 1995, and 4,437,312 in 1994.          26,992        26,430
Retained earnings                                                                  3,934         3,314
Total Shareholders' equity                                                        30,926        29,744
Total Liabilities and Shareholders' equity                                      $316,827      $304,154
The accompanying notes are an integral part of these consolidated financial statements.

  Consolidated Statements of Income                             CU Bancorp and
  Subsidiary

Amounts in thousands of dollars, except per share data           For the three
                                                                    months
                                                               ended March 31,
                                                                 1995      1994
Revenue from earning assets:
 Interest and fees on loans                                    $4,413    $2,831
 Interest on taxable investment securities                        900       641
 Interest on tax exempt investment securities                      15         1
 Interest on time deposits with other financial                     3        16
institutions
 Interest on federal funds sold                                   501       147
   Total revenue from earning assets                            5,832     3,636
Cost of funds:
 Interest on interest-bearing demand deposits                     399       361
 Interest on savings deposits                                      70        45
 Interest on time deposits under $100                             973       214
 Interest on time deposits of $100 or more                        582       143
 Interest on other borrowings                                      58       122
   Total cost of funds                                          2,082       885
   Net revenue from earning assets before provision for
   loan losses                                                  3,750     2,752
Provision for loan losses                                           0         0
   Net revenue from earning assets                              3,750     2,752
Other operating revenue:                                        3,750     2,752
   Servicing Income - mortgage loans sold                           0       466
 Other fees & charges - commercial                                423       229
Premium on sales of mortgage loans                                  0        68
Other fees and charges - mortgage                                   0       140
Gain on sale of mortgage servicing portfolio                      197       838
   Total other operating revenue                                  620     1,741
Other operating expenses:
 Salaries and related benefits                                  1,652     1,543
 Selling expenses - mortgage loans                                  0       126
 Other operating expenses                                       1,458     1,816
   Total operating expenses                                     3,110     3,485
Income before provision for income taxes                        1,260     1,008
Provision for income taxes                                        550       430
Net income                                                       $710      $578
Earnings per share                                              $0.15     $0.13
The accompanying notes are an integral part of these
consolidated financial statements.


              CU BANCORP AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS
          (AMOUNTS IN THOUSANDS OF DOLLARS)


                                                                               For the three
                                                                                  months
                                                                               ended March 31,

                                                                                 1995      1994
Increase(decrease) in cash and  cash equivalents:
Cash flows from operating activities
Net income/(loss)                                                              $710        $578
Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for depreciation and amortization                             120         106
        Amortization of real estate mortgage servicing rights                     0          15
        Benefit of deferred taxes                                               298         139
        Increase/(decrease) in other assets                                   (374)       1,741
        Increase/(decrease) in other liabilities                            (1,809)     (5,270)
        (Increase)/decrease in accrued interest receivable                    (188)       (723)
        Increase/(decrease) in deferred loan fees                                81          70
        Increase/(decrease) in accrued interest payable                         202        (12)
        Net amortization of (discount)/premium on investment securities         145         306
                  Total Adjustments                                         (1,525)     (3,628)
                  Net cash provided by operating activities                   (815)     (3,050)
Cash flows from investing activities
Proceeds from investment securities sold or matured                           6,023      18,886
Purchase  of investment securities                                                0           0
Net decrease in time deposits with other financial institutions               (200)           0
Net (Increase/(decrease) in loans                                             6,093       4,243
Purchases of premises and equipment, net                                      (124)        (54)
                  Net cash provided by investing activities                  11,792      23,075
Cash Flows from financing activities
Net increase/(decrease) in demand and savings deposits                     (10,783)       1,408
Net increase/(decrease/ in time certificates of deposits                     23,881    (13,416)
Proceeds from exercise of stock options and director warrants                   562          54
Cash dividend paid                                                             (90)           0
                  Net cash provided by financing activities                  13,570    (11,954)
Net increase (decrease) in cash and cash equivalents                         24,547       8,071
Cash and cash equivalents at beginning of year                               55,397      46,440
Cash and cash equivalents at end of year                                    $79,944     $54,511

Supplemental disclosure of cash flow information
Cash paid during the year:
        Interest                                                             $1,880        $897
        Taxes                                                                 1,500           0
Supplemental disclosure of noncash investing activities:
        Loans transferred to OREO                                                 0           0
   The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
                                 March 31, 1995
                                    UNAUDITED



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



The following tables set forth the book value and market value, of investment securities at March 31, 1995.

                                                     Gross       Gross
                                          Book  Unrealized  Unrealized   Market
  (Thousands of dollars)                 Value       Gains      Losses    Value

  U.S. Treasury Securities             $60,996                $(1,188)  $59,807
  Mortgage-backed securities                81                               81
  U.S. Government Agency Securities      5,726                    (27)    5,698
  State and Municipal Securities           750          $5                  756
  Federal Reserve Bank Stock               433           0           0      433
  Total                                $67,986          $5    $(1,215)  $66,775

At March 31, 1995, investment securities with a book value of $25.9 million were pledged to secure U.S. District Court deposits and for other purposes as required or permitted by law.


Note D.  AVERAGE FEDERAL RESERVE BALANCES

The average cash reserve required to be maintained at the Federal Reserve Bank was approximately $3 million, $6 million, and $6 million for the periods ending March 31, 1995 and December 31 and March 31, 1994, respectively.

Note E.  PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.


Note F.  OTHER REAL ESTATE OWNED

Real estate owned, acquired either through foreclosure or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair market value. When acquired, any excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to operation expenses in the periods that they become known. There was no other real estate owned as of March 31, 1995, December 31 or March 31, 1994.


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

The Bank adopted Statement of Financial Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. When the measure of the impaired loan is less than the recorded balance of the loan, the impairment is recorded through a valuation allowance included in the allowance for loan losses. The Bank had previously measured the allowance for loan losses using methods similar to the prescribed in SFAS 114. As a result, no additional provision was required by the adoption of this pronouncement.

At March 31, 1995, the Bank had $66 thousand in impaired loans, against which a loss allowance of $45 thousand has been provided. All impaired loans are included in nonaccrual status, and as such no interest income is recognized. For the first quarter of 1995, the Bank had an average investment in impaired loans of approximately $50 thousand.


Note I.  RECLASSIFICATIONS

Certain items have been reclassified in the prior period financial statements presented herein, in order to conform to classifications followed for March 31, 1995.


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

The Bank has entered into a settlement agreement with the representatives of the various plaintiffs, which, when consummated, will dismiss all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named. Court approval of these settlements has been received. In connection with the settlement, the Bank will release its security interest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral has been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the Individual Loans have been charged off, previously. The Bank will also make a cash payment to the Plaintiffs in connection with the settlement. In connection with the settlement the Bank will assign its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director.

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






                                          CU BANCORP
                                          May 12, 1995




                                        By:___________________
                                            Patrick Hartman
                                            Chief Financial Officer

Part II - Other Information



Item 1.  Legal Proceedings

     Please refer to Notes J and K, on pages 21 and 23 above, for a complete discussion of both legal and regulatory matters.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.


Item 5.  Other Mattters


On March 27, 1995, the Company entered into an agreeement to acquire Corporate Bank, through a merger of Corporate Bank into the Company's subsidiary California United Bank, National Association. The consideration for the transaction was the Company's common stock. On May 12, 1995, Corporate Bank announced that the schedule for completion of the transaction had been delayed, as a result of a change of outside auditors by Corporate Bank, and also announced changes in management at Corporate Bank.


Item 6.  Exhibits and Filings on Form 8-K

  (a) Exhibits:
    (10)    Material Contracts (NONE)


  (b) Reports on Form 8-K: In a report filed on Form 8-K dated April 7, 1995, the Company reported the signing of a definitive agreement to acquire Corporate Bank.