Form 10-Q
period 1995-06-30
CU BANCORP
filed 1995-08-11
CIK 356050

FORM 10-Q FOR PERIOD ENDED 6/30/95


                                FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

          /X/ For the Quarterly Period Ended June 30, 1995, or

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

                              Yes /X/   No / /


As of June 30, 1995, the Registrant has 4,587,330 outstanding shares of its Common stock, no par value.

                                CU Bancorp
                          Quarter Ended June 30, 1995
                          Table of Contents - Form 10-Q



Page
Part I. Financial Information

    Item 1.  Financial Statements

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                          3

        Consolidated Statements of Financial Condition:
        -June 30, 1995, and December 31, 1994.                      13

        Consolidated Statements of Income:
        -Three and Six Month Periods Ended June 30, 1995, and
         June 30, 1994.                                             14

        Consolidated Statements of Cash Flows:
        -Six Month Periods Ended June 30, 1995, and
         June 30, 1994.                                             15

        Notes to Consolidated Financial Statements                  16

        Signatures                                                  20


Part II.  Other Information

    Item 1.  Legal Proceedings                                      21

    Item 2.  Changes in Securities                                  21

    Item 3.  Defaults Upon Senior Securities                        21

    Item 4.  Submission of Matters to a Vote of Security Holders    21

    Item 5.  Other Information                                      21

    Item 6.  Exhibits and Filings on Form 8-K                       21

Management Discussion and Analysis

Overview


The Company earned $699 thousand, or $.15 per share, during the second quarter of 1995, compared to $608 thousand, or $0.13 per share, during the same period in 1994. Over 66% of the earnings in the second quarter of 1994 were attributable to a gain on the sale of mortgage servicing rights. Since then, the earnings of the core commercial bank have grown steadily as the reliance on mortgage related income has declined. For the quarter ended June 30, 1995, only about 15% of pretax earnings related to sales of mortgage servicing.

The Bank's asset quality ratios continue to be exceptionally strong. At June 30, 1995, nonperforming assets were $285 thousand, compared with $66 thousand in the first quarter of 1995. The Bank did not have any real estate acquired through foreclosure at June 30, 1995, December 31, 1994 or June 30, 1994. The
Bank's allowance for loan losses as a percent of both nonperforming loans and nonperforming assets at the end of the second quarter of 1995 was 2648%, compared to first quarter 1995 levels of 11503%. Total nonperforming assets for the Bank have remained below $300 thousand for the past four consecutive quarters, reflecting the Bank's ongoing emphasis on credit quality. The Bank has enjoyed net recoveries, as recoveries exceeded chargeoffs for the first six months of 1995 and for all of 1994.

Capital ratios are strong, substantially exceeding levels required to be in the "well capitalized" category established by bank regulators. The Total Risk-Based Capital Ratio was 16.12%, the Tier 1 Risk-Based Capital Ratio was 14.84%, and the Leverage Ratio was 10.34% at June 30, 1995, compared to 15.4%, 14.12%, and 10.44%, respectively, at year-end 1994. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

The Bank's strong capital and asset quality position have positioned the Bank for continued growth of its core business of providing relationship based services to middle market customers and are resources for its acquisition strategy. During the six months ended June 30, 1995, the Bank generated approximately $64 million in new loan commitments, compared with about $52 million for the comparable period of 1994.


Balance Sheet Analysis

Loan Portfolio Composition and Credit Risk

The Bank's loan portfolio at June 30, 1995 has maintained the high standards of credit quality that have been established as the commercial loan portfolio has been built over the past three years. Non performing assets have been virtually eliminated and exposures to real estate have been greatly reduced to consist primarily of loans secured by real estate made to the Bank's core middle market customers.

Total loans at June 30, 1995 increased by $9 million during the quarter, offsetting the decline of $6 million in the first quarter of 1995. Loan paydowns for the first quarter were unusually high, as a number of project related loans in the Entertainment division combined with normal payoffs and seasonality in the commercial portfolio. Loan levels at June 30, 1995 were $34 million above the June 30, 1994 level, reflected the ongoing success in producing new commercial relationships.

Table 1  Loan Portfolio Composition

Amounts in thousands of dollars
                                         June 30,        December 31          June 30,
                                         1995                1994               1994

Commercial & Industrial Loans          $147,721   83%     $142,885   82%   $  112,673   79%
Real Estate Loans:
    Commercial                           24,870    14       26,528    15       24,856    17
    Mortgages                             4,777     3        4,773     3        4,875     3
    Construction                              0     0          416     0          846     1
Total loans net of unearned fees       $177,368  100%     $174,602  100%     $143,250  100%


At June 30, 1995, the Bank had loans totaling $108 million maturing within one year, $58 million maturing after one but within five years, and $7 million maturing after five years. Loans due after one year totaling $5 million had predetermined interest rates.


The Bank lending effort is focused on business lending to middle market customers. Current credit policy now permits commercial real estate lending generally only as part of a complete commercial banking relationship with a middle market customer. Commercial real estate loans are secured by first or second liens on office buildings and other structures. The loans are secured by real estate that had appraisals in excess of loan amounts at origination.

Monitoring and controlling the Bank's allowance for loan losses is a continuous process. All loans are assigned a risk grade, as defined by credit policies, at origination and are monitored to identify changing circumstances that could modify their inherent risks. These classifications are one of the criteria considered in determining the adequacy of the allowance for loan losses.

The amount and composition of the allowance for loan losses is as follows:

Table 2  Allocation of Allowance for Loan Losses

Amounts in thousands of dollars                           June 30,   December 31,       June 30,
                                                              1995           1994           1994
Commercial & Industrial Loans(1)                            $7,046         $7,096         $5,971
Real estate loans - Mortgages                                    0              0            643
Real estate loans - Construction                                 0              0            102
Loans                                                        7,046          7,096          6,716
Unfunded commitments and letters of credit                     502            331            563
Total Allowance for loan losses                             $7,548         $7,427         $7,279
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

Activity in the allowance, classified by type of loan, is as follows:

Table 3   Analysis of the Changes in the Allowance for Loan Loss

Amounts in thousands of dollars                                    For the Periods Ended
                                                            June 30,  December 31,      June 30,
                                                               1995          1994          1994
Balance at January 1                                         $7,427        $6,513        $6,513
Loans charged off:
  Real estate secured loans                                       0           486           361
  Commercial loans secured and unsecured                        196           820           501
  Loans to individuals, installment and other loans              11           107             0
     Total charge-offs                                          207         1,413           862
Recoveries of loans previously charged off:
  Real estate secured loans                                      31           586           519
  Commercial loans secured and unsecured                        286         1,735         1,106
  Loans to individuals, installment and other loans              11             6             3
     Total recoveries of loans previously charged off           328         2,327         1,628
Net charge-off (recovery)                                     (121)         (914)         (766)
Provision for loan losses                                         0             0             0
Balance at end of period                                     $7,548        $7,427        $7,279
Net loan charge-offs (recoveries) as a percentage of
average gross loans outstanding during the period
ended                                                       (.069)%       (0.61)%       (0.56)%

The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At June 30, 1995, nonperforming loans amounted to $285 thousand compared with $36 thousand at December 31, 1994.

Table 4:  Nonperforming Assets

Amounts in thousands of dollars             June 30,  December 31,  June 30,
                                              1995        1994        1994
Loans not performing (1)                      $285         $36        $342
Insubstance foreclosures                         0           0         700
Total nonperforming loans                      285          36       1,042
Other real estate owned                          0           0           0
Total nonperforming assets                    $285         $36      $1,042

Allowance for loan losses as a percent of:
Nonperforming loans                         2,648%     20,631%        699%
Nonperforming assets                        2,648%     20,631%        699%
Nonperforming assets as a percent of total
assets                                         .1%          0%        0.4%
Nonperforming loans as a percent of total
loans                                          .2%          0%        0.7%

Note 1:
Loans not performing
Performing as agreed                          $285         $36        $118
Partial performance                              0           0          99
Not performing                                   0           0         125
                                              $285         $36        $342
Nonaccrual:
Loans                                         $285         $36        $342
Troubled debt restructurings                     0           0           0



Securities
The securities portfolio at June 30, 1995, totaled $65 million, compared to $74 million at year-end 1994. The securities are all held in a Held for Investment portfolio. There was no held for sale portfolio at June 30, 1995 or year-end 1994. This portfolio is recorded at amortized cost. It is the Bank's intention to hold these securities to their individual maturity dates.

There  have been no realized gains or losses on securities in the second quarter
of  1995  or  1994.    At  June 30, 1995, there were unrealized  gains  of  $396
thousand and losses of $606 thousand in the securities portfolio.

Additional information concerning securities is provided in the footnotes to the accompanying financial statements.


Other Real Estate Owned
There  was  no Other Real Estate Owned on the Bank's balance sheet at  June  30,
1995, December 31, 1994, and June 30, 1994. The Bank's policy is to carry properties acquired in foreclosure at fair value less estimated selling costs, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against a valuation allowance for real estate owned, created by charging a provision to other operating expenses. The Bank has not had any significant expenses related to Other Real Estate Owned in 1995 or 1994.

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

Noninterest bearing deposits represent nearly the entire title and escrow relationship. These balances have been reduced substantially as the Bank focused on middle market business loans. The balance at June 30, 1995, was $34 million compared to $44 million at December 31, 1994. Costs relative to servicing the above relationships are the significant portion of the Bank's customer data processing and messenger and courier costs. These were no significant changes to the costs in 1995.

The Bank had $37 million in certificates of deposit larger than $100 thousand dollars at June 30, 1995. The maturity distribution of these deposits is relatively short term, with $34 million maturing within 3 months and the $36 million maturing within 12 months.

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

The Bank's historical portfolio of large certificates of deposit (those of $100 thousand or more) has not been significant relative to the total deposit base. At June 30, 1995 this funding source was 14% of average deposits, compared to 14% at December 31, 1994. This funding source has traditionally been used to manage liquidity needs within the deposit portfolio.

During 1994 and 1995, loan growth for the bank outpaced growth of deposits from the banks commercial customers. The Bank funded this growth, combined with the Bank's reduced concentration in title and escrow deposits, in part with certificates of deposit from customers from outside the Bank's normal service area. These out of area deposits are certificates of deposit of $90,000 or greater, that are priced competitively with similar certificates from other financial institutions throughout the country. At June 30,1995, the Bank had approximately $83 million of these out of area deposits, up from $55 million at December 31, 1994.

Table 5   Interest Rate Maturities of Earning Assets and Funding Liabilities at
June 30, 1995

Amounts in thousands of dollars                             Amounts Maturing or Repricing in

                                                           More Than 3  More Than 6  More Than 9
                                                            Months But   Months But   Months But
                                                             Less Than    Less Than    Less than
                                                Less Than     6 Months     9 Months    12 Months    12 Months
                                                 3 Months                                              & Over
Earning Assets
 Gross Loans                                     $171,152         $202       $2,192         $147       $4,653
 Securities                                         4,995        4,990        5,045        4,513       45,266
Federal funds sold & other                         37,000          ---          ---          ---            0
     Total earning assets                         213,147        5,192        7,237        4,660       49,919
Interest-bearing deposits:
  Now and money market                             52,845          ---          ---          ---          ---
  Savings                                           8,725          ---          ---          ---          ---
  Time certificates of deposit:
    Under $100                                     32,091       15,984        7,188        5,768        5,940
     $100 or more                                  23,823        6,930        2,120        3,755        1,000
     Non interest-bearing demand deposits          24,077            0            0            0            0
     Total interest-bearing liabilities           141,561       22,914        9,308        9,523        6,940
Interest rate sensitivity gap                      71,586     (17,722)      (2,071)      (4,863)       42,979
Cumulative interest rate sensitivity gap           71,586       53,864       51,793       46,930       89,909
Off balance sheet financial instruments                 0            0            0            0            0
Net cumulative gap                                $71,586      $53,864      $51,793      $46,930      $89,909
Adjusted cumulative ratio of rate sensitive
assets to rate sensitive liabilities (1)             1.51         1.33         1.30         1.26         1.47

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


Capital
Total shareholders' equity was $32 million at June 30, 1995, compared to $30 million at year-end 1994. This increase was due to earnings, plus the exercise of stock options. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1995 and 1994, the Bank's capital levels exceeded the "well capitalized" standards, the highest classification established by bank regulators.

Table 7  Capital Ratios

                                                                     Regulatory Standards
                                    June 30,   December 31,           Well
                                      1995         1994           Capitalized     Minimum

Total Risk Based Capital              15.84%         15.40%          10.0%          8.00%
Tier 1 Risk Base Capital              14.57%         14.12            6.0           4.00
Leveraged Capital                     10.34%         10.44            5.0           3.00

  In February of 1995, the Bank declared a dividend of $.02 per share payable March 13, 1995 to shareholders of record February 20, 1995. The Company also declared a dividend of $.02 per share for the quarter ended June 30, 1995, payable September 4, 1995 to shareholders of record August 15, 1995. No dividends were paid in 1994 .

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

In June, 1995, the loan production office in Camarillo was converted to a full service Ventura County Regional Office. Additionally, the Bank has relocated its City of Industry Regional Office to new and larger quarters in the Crossroads Business Park to better serve the business banking needs of its customers in the greater San Gabriel Valley.

On March 27, 1995, the Company entered into an agreement to acquire Santa Ana - based Corporate Bank in a stock transaction . Completion of this transaction is subject to Corporate Bank shareholder approval and regulatory approvals, which is expected late in the fourth quarter of 1995 or early in the first quarter of 1996.

Net Interest Income and Interest Rate Risk
Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income for the second quarter of 1995 was $3.9 million, compared to $3.3 million for the same period in 1994. The change is attributable to changes in volume and deposit mix. The Bank's net interest income has improved with the growth of the commercial loan portfolio from 1994 to 1995. This improvement was offset in part by the change in deposit mix away from non interest bearing title and escrow deposits.

Table 8  Analysis of Changes in Net Interest Income (1)

Amounts in thousands of dollars        Six months ended June 30,       Six months ended June 30,
                                         1995 compared to 1994            1994 compared to 1993
Increases(Decreases)                 Volume      Rate      Total     Volume       Rate     Total
Interest Income
   Loans, net                           $1,559    $1,180     $2,739   $(2,795)        $52   $(2,743)
   Investments                              49       420        469        460       (24)        436
   Federal Funds Sold                      215       261        476        203         31        234
    Total interest income                1,823     1,861      3,684    (2,132)         59    (2,073)
Interest Expense
   Interest-bearing deposits:
     Demand and Savings                  (127)       217         90       (14)       (71)       (85)
     Time Certificates of deposit:
       Under $100                          848       256      1,104       (85)          0       (85)
       $100 or more                        333       255        588      (204)         12      (192)
Federal funds purchased / Repos              0         0          0       (43)       (43)       (86)
Other borrowings                          (58)      (38)       (96)       (58)          6       (52)
    Total interest expense                 996       690      1,686      (404)       (96)      (500)
    Net interest income                   $827    $1,171     $1,998   $(1,728)       $155   $(1,573)

(1) The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.



Yields on earning assets were approximately 8.9% in the first six months of 1995, compared to a 7.05% yield for the same period in 1994. The higher average yield on earning assets in 1995 is the primarily the result of an increase in the prime rate from an average of 6.5% in the first half of 1994 to an average of 8.9% in the first half of 1995.


Rates on interest bearing liabilities resulted in an average cost of funds of 5.0% in 1995, compared with 2.7% for the comparable period of 1994. In addition to the generally higher level of interest rates in 1995, certificates of deposit represent a higher proportion of the funding liabilities, rather than lower cost money market or savings accounts.



Expressing net interest income as a percent of average earning assets is referred to as margin. Margin for 1995 was 5.7%, compared to 5.5% for the same period in 1994. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. The higher margin in 1995 is largely due to the higher general level of interest rates.

Table 9  Average Balance Sheets and Analysis of Net Interest Income

                                             Six months ended                    Six months ended
Amounts in thousands of dollars                June 30, 1995                       June 30, 1994
                                                Interest      Annual                Interest      Annual
                                               Income or    Yield or               Income or    Yield or
                                     Balance     Expense        Rate     Balance     Expense        Rate
Interest Earning Assets
 Loans, Net                         $164,298      $9,087      11.06%    $130,601      $6,043        9.25%
 Investments                          69,500       1,804       5.19       65,755       1,290        3.92
 Certificates of Deposit
  in other banks                          96           2       4.17        1,377          32        4.65
 Federal Funds Sold                   34,796       1,016       5.84       22,594         399        3.53
 Total Earning Assets                268,690      11,909       8.86      220,327       7,764        7.05
Non Earning Assets
  Cash & Due From Banks               24,151                              28,762
  Other Assets                         8,141                               8,009
Total Assets                        $300,982                            $257,098
Interest-bearing Liabilities
  Demand and savings                  64,278         939       2.92      $75,228         879        2.34
Time Certificates of Deposits
  Less Than $100                      66,071       2,076       6.28       19,260         349        3.62
  More Than $100                      38,197       1,172       6.14       17,318         276        3.19

Total interest-bearing               168,546       4,187       4.97      111,806       1,504        2.69

Noninterest-bearing Deposits          92,499                             109,787
Total Deposits                       261,045       4,187       3.21      221,593       1,504        1.36
Other Borrowings                       3,801         104       5.47        5,476         188        6.87
Total Funding Liabilities            264,846       4,291       3.24      227,069       1,692        1.49
Other Liabilities                      5,915                               2,812
Shareholders' Equity                  30,221                              27,217
Total Liabilities and
Shareholders' Equity                $300,982                            $257,098
Net Interest Income                               $7,618      5.67%                   $6,072        5.51%
Shareholders' Equity to Total
Assets                                10.04%                              10.59%


Other Operating Income

A significant portion of other operating income in 1994 was earned as mortgage servicing rights were sold. The Bank reported a gain of $186 thousand on the sale of mortgage servicing in the quarter ended June 30, 1995, representing final settlement payments received related to open issues on servicing sales from prior quarters. The trends and composition of other operating income are shown in the following table.

Table 10A Other operating income

Amounts in thousands of dollars
                                       For three months ended
                                          June 30,    June 30,
                                           1995        1994
Gain on sale of SBA Loans                   $51
Fees on loans sold                            0         $15
Premium on sales of mortgage loans            0          15
Service income                                0         249
Documentation fees                           10          22
Other service fees and charges              294         291
Gain on sale of mortgage servicing
portfolio                                   186         720
Total                                      $541      $1,312

Table 10B Other operating income

Amounts in thousands of dollars
                                       For six months ended
                                      June 30,      June 30,
                                        1995          1994
Gain on sale of SBA Loans               $151
Fees on loans sold                         0           $15
Premium on sales of mortgage loans         0            83
Service income                             0           714
Documentation fees                        46            44
Other service fees and charges           581           639
Gain on sale of mortgage servicing
portfolio                                383         1,558
Total                                 $1,161        $3,053


Operating Expense
Total operating expenses for the bank were $3.2 million and $6.3 million for the three and six months ended June 30, 1995 , compared to $3.6 million and $7.0 million for the same period in 1994. Refocusing productive resources toward commercial banking activities and eliminating historic inefficiencies allowed this reduction. The current level of operating expense is deemed to be adequate and will be leveraged further as the core middle market business is expanded.


Provision for Loan Losses
The Bank has made no provision for loan losses in 1995 or 1994. No loan loss provision has been deemed necessary for 1995 and 1994, due to the declining levels of nonperforming assets, net recoveries received, and the strong reserve position.



Consolidated Statements of Financial Condition      CU Bancorp and Subsidiary

Amounts in thousands of dollars                                     June 30,     December 31,
                                                                      1995           1994
Assets
Cash and due from banks                                              $29,617        $35,397
Federal funds sold                                                    37,000         20,000
  Total cash and cash equivalents                                     66,617         55,397

Investment securities (Market value of $64,598 and $71,423 at
June 30, 1995 and December 31, 1994, respectively)                    64,808         74,153
Loans, (Net of allowance for loan losses of $7,548 and $7,427 at
June 30, 1995, and December 31, 1994, respectively)                  169,820        167,175
Premises and equipment, net                                            1,170            996
Other real estate owned, net                                               0              0
Accrued interest receivable and other assets                           7,372          6,433
Total Assets                                                        $309,787       $304,154

Liabilities and Shareholders' equity
Deposits:
  Demand deposits                                                    $97,559       $112,034
  Savings deposits                                                    62,842         67,896
  Time deposits under $100                                            71,047         47,836
  Time deposits of $100 or more                                       37,198         36,415
      Total deposits                                                 268,646        264,181

Accrued interest payable and other liabilities                         9,608         10,229
  Total liabilities                                                  278,254        274,410
Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1995 or 1994                      ---            ---
Common stock, no par value:
Authorized - 20,000,000 shares
Issued and outstanding - 4,587,330  in 1995, and 4,437,312
in 1994.                                                              26,992         26,430
Retained earnings                                                      4,541          3,314
Total Shareholders' equity                                            31,533         29,744
Total Liabilities and Shareholders' equity                          $309,787       $304,154
The accompanying notes are an integral part of these
consolidated financial statements.



Consolidated Statements of Income                             CU Bancorp and
  Subsidiary

Amounts in thousands of dollars, except per share data        For the three months      For the six months
                                                                  ended June 30,          ended June 30,
                                                                 1995        1994        1995        1994
Revenue from earning assets:
 Interest and fees on loans                                    $4,674      $3,211      $9,087      $6,043
 Interest on taxable investment securities                        879         647       1,779       1,288
 Interest on tax exempt investment securities                      10           1          25           2
 Interest on time deposits with other financial
 institutions                                                       0          16           2          32
 Interest on federal funds sold                                   514         252       1,016         399
   Total revenue from earning assets                            6,077       4,127      11,909       7,764
Cost of funds:
 Interest on interest-bearing demand deposits                     404         417         803         778
 Interest on savings deposits                                      66          56         136         101
 Interest on time deposits under $100                           1,103         135       2,076         349
 Interest on time deposits of $100 or more                        590         133       1,172         276
 Interest on other borrowings                                      46          66         104         188
   Total cost of funds                                          2,209         807       4,291       1,692
   Net revenue from earning assets before provision for
   loan losses                                                  3,868       3,320       7,618       6,072
Provision for loan losses                                           0           0           0           0
   Net revenue from earning assets                              3,868       3,320       7,618       6,072
Other operating revenue:
   Servicing Income - mortgage loans sold                           0         249           0         714
 Other fees & charges - commercial                                355         301         838         530
Premium on sales of mortgage loans                                  0          30           0          98
Other fees and charges - mortgage                                   0          12           0         153
Gain on sale of mortgage servicing portfolio                      186         720         323       1,558
   Total other operating revenue                                  541       1,312       1,161       3,053
Other operating expenses:
 Salaries and related benefits                                  1,673       1,536       3,325       3,079
 Selling expenses - mortgage loans                                  0         120           0         246
 Other operating expenses                                       1,490       1,896       2,948       3,712
   Total operating expenses                                     3,163       3,552       6,273       7,037
Income before provision for income taxes                        1,246       1,080       2,506       2,088
Provision for income taxes                                        547         472       1,097         902
Net income                                                       $699        $608      $1,409      $1,186
Earnings per share                                              $0.15       $0.13       $0.30       $0.26
The accompanying notes are an integral part of these
consolidated financial statements.

             CU BANCORP AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CASH FLOWS
         (AMOUNTS IN THOUSANDS OF DOLLARS)


                                                                      For the six
                                                                         months
                                                                      ended June 30,
                                                                    1995        1994
Increase(decrease) in cash and  cash equivalents:
Cash flows from operating activities
Net income/(loss)                                                 $1,409      $1,186
Adjustments to reconcile net income to net cash provided by
operating activities:
        Provision for depreciation and amortization                  250         251
        Amortization of real estate mortgage servicing rights          0          15
        Benefit of deferred taxes                                    137         139
        Increase/(decrease) in other assets                        (723)       1,547
        Increase/(decrease) in other liabilities                 (1,028)     (5,759)
        (Increase)/decrease in accrued interest receivable         (353)       (172)
        Increase/(decrease) in deferred loan fees                   (67)          84
        Increase/(decrease) in accrued interest payable              407        (52)
        Net amortization of (discount)/premium on investment         288         592
        securities
                  Total Adjustments                              (1,089)     (3,355)
                  Net cash provided by operating activities          320     (2,169)
Cash flows from investing activities
Proceeds from investment securities sold or matured                9,057      49,851
Purchase  of investment securities                                     0    (20,414)
Net decrease in time deposits with other financial                     0           0
institutions
Net (Increase/(decrease) in loans                                (2,578)     (1,907)
Purchases of premises and equipment, net                           (424)       (117)
                  Net cash provided by investing activities        6,055      27,413
Cash Flows from financing activities
Net increase/(decrease) in demand and savings deposits          (19,429)      21,157
Net increase/(decrease/ in time certificates of deposits          23,894    (17,395)
Proceeds from exercise of stock options and director warrants        562          54
Cash dividend paid                                                 (182)           0
                  Net cash provided by financing activities        4,845       3,816
Net increase (decrease) in cash and cash equivalents              11,220      29,060
Cash and cash equivalents at beginning of year                    55,397      46,440
Cash and cash equivalents at end of year                         $66,617     $75,500

Supplemental disclosure of cash flow information
Cash paid during the year:
        Interest                                                  $1,860        $850
        Taxes                                                        900       1,002
Supplemental disclosure of noncash investing activities:
        Loans transferred to OREO                                      0           0
    The accompanying notes are an integral part of these
             consolidated financial statements.

Notes to Consolidated Financial Statements
                                  June 30, 1995
                                    UNAUDITED



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



The following tables set forth the book value and market value, of investment securities at June 30, 1995.

                                                          Gross         Gross
                                             Book    Unrealized    Unrealized      Market
  (Thousands of dollars)                    Value         Gains        Losses       Value

U.S. Treasury Securities                   $57,851        $242        $(606)       $57,487
Mortgage-backed securities                      49                                      49
U.S. Government Agency Securities            5,726         150                       5,876
State and Municipal Securities                 750           4                         754
Federal Reserve Bank Stock                     432           0             0           432
Total                                      $64,808        $396        $(606)       $64,598

At June 30, 1995, investment securities with a book value of $22.9 million were pledged to secure U.S. District Court deposits and for other purposes as required or permitted by law.


Note D.  AVERAGE FEDERAL RESERVE BALANCES

The average cash reserve required to be maintained at the Federal Reserve Bank was approximately $3.1 million, $6 million, and $5.8 million for the periods ending June 30, 1995 and December 31 and June 30, 1994, respectively.

Note E.  PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.


Note F.  OTHER REAL ESTATE OWNED

Real estate owned, acquired either through foreclosure or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair market value. When acquired, any excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to operation expenses in the periods that they become known. There was no other real estate owned as of June 30, 1995, December 31 or June 30, 1994.


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

The Bank adopted Statement of Financial Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS 114 requires that impaired loans be 17 measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. When the measure of the impaired loan is less than the recorded balance of the loan, the impairment is recorded through a valuation allowance included in the allowance for loan losses. The Bank had previously measured the allowance for loan losses using methods similar to the prescribed in SFAS 114. As a result, no additional provision was required by the adoption of this pronouncement.

At June 30, 1995, the Bank had $285 thousand in impaired loans, against which a loss allowance of $119 thousand has been provided. All impaired loans are included in nonaccrual status, and as such no interest income is recognized. For the second quarter of 1995, the Bank had an average investment in impaired loans of approximately $129 thousand.


Note I.  RECLASSIFICATIONS

Certain items have been reclassified in the prior period financial statements presented herein, in order to conform to classifications followed for June 30, 1995.

Note J.  LEGAL MATTERS

In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, the Bank believes that pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations. The Bank is a defendant in multiple lawsuits related to the failure of two real estate investment companies, Property Mortgage Company, Inc., ("PMC") and S.L.G.H., Inc. ("SLGH"). The lawsuits, consist of a federal action by investors in PMC and SLGH (the "Federal Investor Action"), at least three state court actions by groups of Investors (the "State Investor Actions"), and an action filed by the Resolution Agent for the combined and reorganized bankruptcy estate of PMC and SLGH (the "Neilson" Action). An additional action was filed by an individual investor and his related pension and profit sharing plans (the "Individual Investor Action"). Other defendants in these multiple actions and in related actions include financial institutions, title companies, professionals, business entities and individuals, including the principals of PMC and SLGH. The Bank was a depository bank for PMC, SLGH and related companies and was a lender to certain principals of PMC and SLGH ("Individual Loans"). Plaintiffs allege that PMC/SLGH was or purported to be engaged in the business of raising money from investors by the sale and issuance of interests in loans evidenced by promissory notes secured by real property. Plaintiffs allege that false representations were made, and the investment merely constituted a "Ponzi" scheme. Other charges relate to the Bank's conduct with regard to the depository accounts, the lending relationship with the principals and certain collateral taken , pledged by PMC and SLGH in conjunction with the Individual Loans. The lawsuits allege inter alia violations of federal and state securities laws, fraud, negligence, breach of fiduciary duty, and conversion as well as conspiracy and aiding and abetting counts with regard to these violations. The Bank denies the allegations of wrongdoing. Damages in excess of $100 million have been alleged, and compensatory and punitive damages have been sought generally against all defendants, although no specific damages have been prayed for with regard to the Bank, nor has there been any apportioning of liability among defendants or attributable to the various claims asserted. A former officer and director of the Bank has also been named as a defendant. The Bank and the named officer/director have notified the Bank's insurance carriers of the various lawsuits. During 1994, the Court granted the Bank's motion for
summary judgment in the Individual Investor Action.   An appeal of that Order
was filed by the plaintiffs. The plaintiff in the Individual Investor Action will be a member of the settling class and in connection with the settlement discussed below, that appeal will be dismissed. The Bank has entered into a settlement agreement with the representatives of the various plaintiffs, which has now been consummated, with the dismissal of all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named pending. Court approval of these settlements was been received. In connection with the settlement, the Bank released its security interest in certain disputed collateral and 18 cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral has been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the Individual Loans have been charged off, previously. The Bank also made a cash payment to the Plaintiffs in connection with the settlement. In connection with the settlement the Bank assigned its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director. The Bank is still providing a defense to its former director/officer who continues as a defendant and who retains his rights of indemnity, if any, against the Bank arising out of his status as a former employee. At this time the only viable claims which remain against the former director/employee are claims of negligence in connection with certain depository relationships with PMC/SLGH. While the Bank's Director and Officer Liability Insurer has not acknowledged coverage of any potential judgment or cost of defense, the Insurer is on notice of the action and has participated in various aspects of the case.

                        SIGNATURES




    Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          CU BANCORP
                                          July  , 1995




                                        By:___________________
                                            Patrick Hartman
                                            Chief Financial Officer

Part II - Other Information



Item 1.  Legal Proceedings

     Please refer to Note J , on page 21 above, for a complete discussion of legal and matters.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Matters


On March 27, 1995, the Company entered into an agreement to acquire Corporate Bank, through a merger of Corporate Bank into the Company's subsidiary California United Bank, National Association. The consideration for the transaction was the Company's common stock. On May 10, 1995, Corporate Bank announced that the schedule for completion of the transaction had been delayed, as a result of a change of outside auditors by Corporate Bank, and also announced changes in management at Corporate Bank.



Item 6.  Exhibits and Filings on Form 8-K

  (a) Exhibits:
    (10)    Material Contracts (NONE)


   (b) Reports on Form 8-K: In a report filed on Form 8-K dated April 7, 1995, the Company reported the signing of a definitive agreement to acquire Corporate
       Bank.