Form 10-Q/A
period 1995-06-30
CU BANCORP
filed 1995-10-25
CIK 356050

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

Capital ratios are strong, substantially exceeding levels required to be in the "well capitalized" category established by bank regulators. The Total Risk-Based Capital Ratio was 15.85%, the Tier 1 Risk-Based Capital Ratio was 14.57%, and the Leverage Ratio was 10.31% at June 30, 1995, compared to 15.4%, 14.12%, and 10.44%, respectively, at year-end 1994. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

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


Table 1  Loan Portfolio Composition

Amounts in thousands of             June 30,         December 31,          June 30,
dollars
                                      1995               1994               1994

Commercial & Industrial             $147,721   83%     $142,885   82%   $  112,673    79%
Loans
Real Estate Loans:
    Commercial                        24,870    14       26,528    15       24,856     17
    Mortgages                          4,777     3        4,773     3        4,875      3
    Construction                           0     0          416     0          846      1
Total loans net of unearned fees    $177,368  100%     $174,602  100%     $143,250   100%



At June 30, 1995, the Bank had loans totaling $108 million maturing within one year, $58 million maturing after one but within five years, and $7 million maturing after five years. Loans due after one year totaling $5 million had predetermined interest rates.

Table 1a Loan Portfolio Maturities
(in Millions)                          Remaining Maturity

                                      Within     After One      After
                                        One      but Within     Five
                                       Year      Five Years     Years       Total
Commercial & Industrial Loans        $104,928     $39,556      $3,237    $147,721
Real Estate - Commercial & Mortgage     7,196      18,275       4,176      29,647
Total loans                          $112,124      57,831       7,413    $177,368
Loans due after one year with
predetermined interest rates                        2,955       1,697
Loans due after one year with
floating or adjustable rates                       54,876       5,716
                                                  $57,831      $7,413

Table 1a above summarizes the maturities of the loan portfolio based upon the contractual terms of the loans. The Bank does not automatically rollover any loans at maturity. Maturing loans must go through the Bank's normal credit approval process in order to roll a loan over to a new maturity date.

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


Activity in the allowance, classified by type of loan, is as follows:

Table 3   Analysis of the Changes in the Allowance for Loan Loss

Amounts in thousands of dollars             For the Periods Ended
                                    June 30,    December 31,   June 30,

                                         1995        1994        1994
Balance at January 1                     $7,427      $6,513      $6,513
Loans charged off:
Real estate secured loans                     0         486         361
Commercial loans secured and unsecured      196         820         501
Loans to individuals, installment
and other loans                              11         107           0
     Total charge-offs                      207       1,413         862
Recoveries of loans previously
charged off:
  Real estate secured loans                  31         586         519
  Commercial loans secured and              286       1,735       1,106
unsecured
  Loans to individuals, installment          11           6           3
and other loans
     Total recoveries of loans              328       2,327       1,628
previously charged off
Net charge-off (recovery)                 (121)       (914)       (766)
Provision for loan losses                     0           0           0
Balance at end of period                 $7,548      $7,427      $7,279
Net loan charge-offs (recoveries) as
a percentage of average gross loans
outstanding during the period ended
                                         (.069)%     (0.61)%     (0.56)%


The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans 5 are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At June 30, 1995, nonperforming loans amounted to $285 thousand compared with $36 thousand at December 31, 1994.

Potential problem loans are defined as loans as to which there are serious doubts about the ability of the borrowers to comply with present loan repayment terms. It is the policy of the Bank to place all potential problem loans on nonaccrual status. At June 30, 1995, therefore, the Bank had no potential problem loans other than those disclosed in Table 4 as nonperforming loans.

Table 4:  Nonperforming Assets

Amounts in thousands of dollars   June 30,   December 31,   June 30,
                                    1995         1994        1994
Loans not performing (1)            $285          $36         $342
Insubstance foreclosures               0            0          700
Total nonperforming loans            285           36        1,042
Other real estate owned                0            0            0
     Total nonperforming assets     $285          $36       $1,042

Allowance for loan losses as a
              percent of:
Nonperforming loans               2,648%      20,631%         699%
Nonperforming assets              2,648%      20,631%         699%
Nonperforming assets as a
percent of total  assets             .1%           0%         0.4%
Nonperforming loans as a
percent of total loans               .2%           0%         0.7%

Note 1:
Loans not performing
Performing as agreed                $285          $36         $118
Partial performance                    0            0           99
Not performing                         0            0          125
                                    $285          $36         $342
Nonaccrual:
Loans                               $285          $36         $342
Troubled debt restructuring            0            0            0




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


Other Real Estate Owned
There was no Other Real Estate Owned on the Bank's balance sheet at June 30, 1995, December 31, 1994, and June 30, 1994. The Bank's policy is to carry properties acquired in foreclosure at fair value less estimated selling costs, which is determined using recent appraisal values 6 adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against a valuation allowance for real estate owned, created by charging a provision to other operating expenses. The Bank has not had any significant expenses related to Other Real Estate Owned in 1995 or 1994.

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

Table 5   Interest Rate Maturities of Earning Assets and Funding Liabilities at
June 30, 1995

Amounts in thousands of dollars                   Amounts Maturing or Repricing in

                                                  More Than  More Than  More Than
                                                   3 Months   6 Months   9 Months
                                                     But        But        But
                                       Less Than  Less Than  Less Than  Less than  12 Months
                                        3 Months   6 Months   9 Months  12 Months    & Over
Earning Assets
 Gross Loans                             $17,0174       $202     $2,192       $147     $4,653
 Securities                                 4,994      4,990      7,061      2,497     45,266

Federal funds sold & other                 37,000        ---        ---        ---          0
     Total earning assets                 212,168      5,192      9,253      2,644     49,919

Interest-bearing deposits:
  Now and money market                     53,646        ---        ---        ---        ---
  Savings                                   9,310        ---        ---        ---        ---
  Time certificates of deposit:
    Under $100                             36,167     15,984      7,188      5,768      5,940
    $100 or more                           23,393      6,930      2,120      3,755      1,000
Non interest-bearing demand deposits       24,077          0          0          0          0

Total interest-bearing liabilities        146,593     22,914      9,308      9,523      6,940
Interest rate sensitivity gap              65,575   (17,722)       (55)    (6,879)     42,979
Cumulative interest rate sensitivity gap   65,575     47,853     47,798     40,919     83,898

Off balance sheet financial instruments         0          0          0          0          0

Net cumulative gap                        $65,575    $47,853    $47,798    $40,919    $83,898

Adjusted cumulative ratio of rate
sensitive assets to rate sensitive           1.45       1.28       1.27       1.22       1.43
liabilities (1)



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


Table 7  Capital Ratios

                                                              Regulatory Standards
                            June 30,      December 31,        Well
                              1995            1994        Capitalized       Minimum

Total Risk Based  Capital    15.85%          15.40%           10.0%           8.00%
Tier 1 Risk Based Capital    14.57           14.12             6.0            4.00
Equity to Average Assets     10.31           10.44             5.0            3.00


  In February of 1995, the Bank declared a dividend of $.02 per share payable March 13, 1995 to shareholders of record February 20, 1995. The Company also declared a dividend of $.02 per share for the quarter ended June 30, 1995, payable September 4, 1995 to shareholders of record August 15, 1995. The dividend payout ratio was 13% for both the three and six month periods ending June 30, 1995. No dividends were paid in 1994 .

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


Table 8  Analysis of Changes in Net Interest Income (1)

Amounts in thousands of             Six months ended June 30,           Six months ended June 30,
dollars                               1995 compared to 1994               1994 compared to 1993
Increases(Decreases)                 Volume       Rate       Total       Volume       Rate       Total
Interest Income
   Loans, net                        $1,559      $1,180     $2,739    $(2,795)         $52    $(2,743)
   Investments                           49         420        469         460        (24)         436
   Federal Funds Sold                   215         261        476         203          31         234
    Total interest income             1,823       1,861      3,684     (2,132)          59     (2,073)
Interest Expense
   Interest-bearing deposits:
   Demand and Savings                 (127)         217         90        (14)        (71)        (85)
  Time Certificates of Deposits:
        Under $100                      848         256      1,104        (85)           0        (85)
       $100 or more                     333         255        588       (204)          12       (192)
Federal funds purchased /Repos            0           0          0        (43)        (43)        (86)
Other borrowings                       (58)        (38)       (96)        (58)           6        (52)
    Total interest expense              996         690      1,686       (404)        (96)       (500)
    Net interest income                $827      $1,171     $1,998    $(1,728)        $155    $(1,573)

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



Table 9  Average Balance Sheets and Analysis of Net Interest Income

                                     Six months ended                    Six months ended
Amounts in thousands of               June 30, 1995                       June 30, 1994
dollars
                                          Interest      Annual                Interest      Annual
                                         Income or    Yield or               Income or    Yield or
                               Balance     Expense        Rate     Balance     Expense        Rate
Interest Earning Assets
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


Table 10A Other operating income

Amounts in thousands of dollars
                                      For three months ended
                                  June 30, 1995    June 30, 1994

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


Table 10B Other operating income

Amounts in thousands of dollars
                                        For six months ended
                                June 30, 1995           June 30, 1994

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




Consolidated Statements of Financial Condition      CU Bancorp and Subsidiary

Amounts in thousands of dollars                              June 30,  December 31,
                                                               1995          1994
Assets
Cash and due from banks                                       $29,617       $35,397
Federal funds sold                                             37,000        20,000
  Total cash and cash equivalents                              66,617        55,397

Investment securities (Market value of $64,598 and
$71,423 at June 30, 1995 and December 31, 1994,                64,808        74,153
respectively)
Loans, (Net of allowance for loan losses of $7,548 and
$7,427 at June 30, 1995, and December 31, 1994,               169,820       167,175
respectively)
Premises and equipment, net                                     1,170           996
Other real estate owned, net                                        0             0
Accrued interest receivable and other assets                    7,372         6,433
Total Assets                                                 $309,787      $304,154

Liabilities and Shareholders' equity
Deposits:
  Demand deposits                                             $97,559      $112,034
  Savings deposits                                             62,842        67,896
  Time deposits under $100                                     71,047        47,836
  Time deposits of $100 or more                                37,198        36,415
      Total deposits                                          268,646       264,181

Accrued interest payable and other liabilities                  9,608        10,229
  Total liabilities                                           278,254       274,410
Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1995 or 1994               ---           ---
  Common stock, no par value:
    Authorized - 20,000,000 shares
     Issued and outstanding - 4,587,330  in 1995, and
     4,437,312 in 1994.                                        26,992        26,430
Retained earnings                                               4,541         3,314
Total Shareholders' equity                                     31,533        29,744
Total Liabilities and Shareholders' equity                   $309,787      $304,154
The accompanying notes are an integral part of these
consolidated financial statements.




Consolidated Statements of Income                             CU Bancorp and
  Subsidiary

Amounts in thousands of dollars, except per    For the three months         For the six months
share data                                      ended June 30,               ended June 30,
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

               CU BANCORP AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOWS
           (AMOUNTS IN THOUSANDS OF DOLLARS)


                                                                   For the six
                                                                     months
                                                                  ended June 30,
                                                                  1995           1994
Increase(decrease) in cash and  cash equivalents:
Cash flows from operating activities
Net income/(loss)                                                $1,409         $1,186
Adjustments to reconcile net income to net cash provided
by operating activities:
        Provision for depreciation and amortization                 250            251
        Amortization of real estate mortgage servicing  rights        0             15
        Benefit of deferred taxes                                   137            139
        Increase/(decrease) in other assets                       (723)          1,547
        Increase/(decrease) in other liabilities                (1,028)        (5,759)
        (Increase)/decrease in accrued interest receivable        (353)          (172)
        Increase/(decrease) in deferred loan fees                  (67)             84
        Increase/(decrease) in accrued interest payable             407           (52)
        Net amortization of (discount)/premium on
                 investment securities                              288            592
                  Total Adjustments                             (1,089)        (3,355)
                  Net cash provided by operating activities         320        (2,169)
Cash flows from investing activities
Proceeds from investment securities sold or matured               9,057         49,851
Purchase  of investment securities                                    0       (20,414)
Net decrease in time deposits with other financial institutions       0              0
Net (Increase/(decrease) in loans                               (2,578)        (1,907)
Purchases of premises and equipment, net                          (424)          (117)
                  Net cash provided by investing  activites       6,055         27,413
Cash Flows from financing activities
Net increase/(decrease) in demand and savings deposits         (19,429)         21,157
Net increase/(decrease/ in time certificates of deposits         23,894       (17,395)
Proceeds from exercise of stock options and director warrants       562             54
Cash dividend paid                                                (182)              0
         Net cash provided by financing  activities               4,845          3,816
Net increase (decrease) in cash and cash equivalents             11,220         29,060
Cash and cash equivalents at beginning of year                   55,397         46,440
Cash and cash equivalents at end of year                        $66,617        $75,500

Supplemental disclosure of cash flow information
Cash paid during the year:
        Interest                                                 $1,860           $850
        Taxes                                                       900          1,002
Supplemental disclosure of noncash investing activities:
        Loans transferred to OREO                                     0              0
  The accompanying notes are an integral part of these
           consolidated financial statements.

Notes to Consolidated Financial Statements
                                  June 30, 1995
                                    UNAUDITED



Note A.  BASIS OF PRESENTATION

The  accounting  and reporting policies of CU Bancorp ("the  Company")  and  its wholly owned subsidiary, California United Bank, N.A. ("the Bank"), are prepared in  accordance with generally accepted accounting principles used in the banking
industry.   All  material inter company balances have been  eliminated  and  all material  interim  period adjustments which, in the opinion of  management,  are necessary for a fair presentation of financial condition, results of operations, and  cash  flow have been made.  All interim period adjustments that  have  been made have been of a normal and recurring nature.


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

                                               Gross        Gross
                                      Book      Unrealized   Unrealized     Market
  (Thousands of dollars)             Value        Gains       Losses        Value

  U.S. Treasury Securities           $57,851         $242       $(606)      $57,487
  Mortgage-backed securities              49                                     49
  U.S. Government Agency Securities    5,726          150                     5,876
  State and Municipal Securities         750            4                       754
  Federal Reserve Bank                   432            0            0          432
  Total                              $64,808        $ 396       $(606)       64,598          246



Note D.  AVERAGE FEDERAL RESERVE BALANCES

The average cash reserve required to be maintained at the Federal Reserve Bank was approximately $3.1 million, $6 million, and $5.8 million for the periods ending June 30, 1995 and December 31 and June 30, 1994, respectively.

Note E.  PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.


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

The Bank adopted Statement of Financial Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income 17
Recognition and Disclosures," as of January 1, 1995. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. When the measure of the impaired loan is less than the recorded balance of the loan, the impairment is recorded through a valuation allowance included in the allowance for loan losses. The Bank had previously measured the allowance for loan losses using methods similar to the prescribed in SFAS 114. As a result, no additional provision was required by the adoption of this pronouncement.

The Bank considers all loans where reasonable doubt exists as to the payment of interest or principal to be impaired loans. All loans that are ninety days or more past due are automatically included in this category. An impaired loan will be charged off when the Bank determines that repayment of principal has become unlikely or subject to a lengthy collection process. All loans that are six months or more past due and not well secured or in the process of collection are charged off.

At June 30, 1995, the Bank had $285 thousand in impaired loans, against which a loss allowance of $119 thousand has been provided. The recorded investment in all impaired loans has been calculated based on the present value of expected cash flows discounted at the loan's effective interest rate. All impaired loans are included in nonaccrual status, and as such no interest income is recognized. For the second quarter of 1995, the Bank had an average investment in impaired loans of approximately $129 thousand. The average investment in impaired loans for the six months ended June 30, 1995 was approximately $80 thousand.


Note I.  RECLASSIFICATIONS

Certain items have been reclassified in the prior period financial statements presented herein, in order to conform to classifications followed for June 30, 1995.

Note J.  LEGAL MATTERS

In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, the Bank believes that pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations. The Bank is a defendant in multiple lawsuits related to the failure of two real estate investment companies, Property Mortgage Company, Inc., ("PMC") and S.L.G.H., Inc. ("SLGH"). The lawsuits, consist of a federal action by investors in PMC and SLGH (the "Federal Investor Action"), at least three state court actions by groups of Investors (the "State Investor Actions"), and an action filed by the Resolution Agent for the combined and reorganized bankruptcy estate of PMC and SLGH (the "Neilson" Action). An additional action was filed by an individual investor and his related pension and profit sharing plans (the "Individual Investor Action"). Other defendants in these multiple actions and in related actions include financial institutions, title companies, professionals, business entities and individuals, including the principals of PMC and SLGH. The Bank was a depository bank for PMC, SLGH and related companies and was a lender to certain principals of PMC and SLGH ("Individual Loans"). Plaintiffs allege that PMC/SLGH was or purported to be engaged in the business of raising money from investors by the sale and issuance of interests in loans evidenced by promissory notes secured by real property. Plaintiffs allege that false representations were made, and the investment merely constituted a "Ponzi" scheme. Other charges relate to the Bank's conduct with regard to the depository accounts, the lending relationship with the principals and certain collateral taken , pledged by PMC and SLGH in conjunction with the Individual Loans. The lawsuits allege inter alia violations of federal and state securities laws, fraud, negligence, breach of fiduciary duty, and conversion as well as conspiracy and aiding and abetting counts with regard to these violations. The Bank denies the allegations of wrongdoing. Damages in excess of $100 million have been alleged, and compensatory and punitive damages have been sought generally against all defendants, although no specific damages have been prayed for with regard to the Bank, nor has there been any apportioning of liability among defendants or attributable to 18 the various claims asserted. A former officer and director of the Bank has also been named as a defendant. The Bank and the named officer/director have notified the Bank's insurance carriers of the various lawsuits. During 1994, the Court granted the Bank's motion for summary judgment in the Individual
Investor Action.   An appeal of that Order was filed by the plaintiffs.  The
plaintiff in the Individual Investor Action will be a member of the settling class and in connection with the settlement discussed below, that appeal will be dismissed. The Bank has entered into a settlement agreement with the representatives of the various plaintiffs, which has now been consummated, with the dismissal of all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named pending. Court approval of these settlements was been received. In connection with the settlement, the Bank released its security interest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral has been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the Individual Loans have been charged off, previously. The Bank also made a cash payment to the Plaintiffs in connection with the settlement. The effect on the financial statements of this settlement was immaterial. In connection with the settlement the Bank assigned its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director. The Bank is still providing a defense to its former director/officer who continues as a defendant and who retains his rights of indemnity, if any, against the Bank arising out of his status as a former employee. At this time the only viable claims which remain against the former director/employee are claims of negligence in connection with certain depository relationships with PMC/SLGH. While the Bank's Director and Officer Liability Insurer has not acknowledged coverage of any potential judgment or cost of defense, the Insurer is on notice of the action and has participated in various aspects of the case.


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

The agreement specifically required the Bank to: 1) create a compliance committee; 2) have a competent chief executive officer and senior loan officer, satisfactory to the OCC, at all times; 3) develop a plan for supervision of management; 4) create and implement policies and procedures for loan administration; 5) create a written loan policy; 6) develop and implement an asset review program; 7) develop and implement a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, and review the adequacy of the Allowance; 8) eliminate criticized assets; 9) develop and implement a written real estate appraisal policy; 10) obtain and improve procedures regarding credit and collateral documentation; 11) develop a strategic plan; 12) develop a capital program to maintain adequate capital (this provision also restricts the payment of dividends by the Bank unless (a) the Bank is in compliance with its capital program; (b) the Bank is in compliance with 12 U.S.C. 55 and 60 and (c) the Bank receives the prior written approval of the OCC District Administrator); 13) develop and implement a written liquidity, asset and liability management policy; 14) document and support the reasonableness of any management and other fees to any director or other party;
15) correct 19
violations of law; and 16) provide reports to the OCC regarding compliance.

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






                                          CU BANCORP
                                          September  15, 1995




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