Form 10-Q
period 1995-09-30
CU BANCORP
filed 1995-11-06
CIK 356050

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

          /X/ For the Quarterly Period Ended September 30, 1995, or

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

                              Yes /X/   No / /


As of September 30, 1995, the Registrant has 4,587,330 outstanding shares of its Common stock, no par value.

                                CU Bancorp
                          Quarter Ended September 30, 1995
                          Table of Contents - Form 10-Q

                                                                             Page
Part I. Financial Information


    Item 1.  Financial Statements

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                                       3

        Consolidated Statements of Financial Condition:
        -September 30, 1995, and December 31, 1994.                              13

        Consolidated Statements of Income:
        -Three and Nine Month Periods Ended September 30, 1995, and
         September 30, 1994.                                                     14

        Consolidated Statements of Cash Flows:
        -Nine Month Periods Ended September 30, 1995, and
         September 30, 1994.                                                     15

        Notes to Consolidated Financial Statements                               16

        Signatures                                                               21


Part II.  Other Information

    Item 1.  Legal Proceedings                                                   22

    Item 2.  Changes in Securities                                               22

    Item 3.  Defaults Upon Senior Securities                                     22

    Item 4.  Submission of Matters to a Vote of Security Holders                 22

    Item 5.  Other Information                                                   22

    Item 6.  Exhibits and Filings on Form 8-K                                    25

MANAGEMENT DISCUSSION AND ANALYSIS

OVERVIEW


The Company earned $704 thousand, or $.15 per share, during the third quarter of 1995, compared to $671 thousand, or $0.14 per share, during the same period in 1994. Approximately 53% of the earnings in the third quarter of 1994 were attributable to a gain on the sale of mortgage servicing rights. Since then, the earnings of the core commercial bank have grown steadily as the reliance on mortgage related income has declined. For the quarter ended September 30, 1995, there were no earnings related to sales of mortgage servicing.

The Bank's asset quality ratios continue to be exceptionally strong. At September 30, 1995, nonperforming assets were $509 thousand, compared with $285 thousand in the second quarter of 1995. The Bank did not have any real estate acquired through foreclosure at September 30, 1995, December 31, 1994 or September 30, 1994. The Bank's allowance for loan losses as a percent of both nonperforming loans and nonperforming assets at the end of the third quarter of 1995 was 1357%, compared to third quarter 1994 levels of 6611%.

Capital ratios are strong, substantially exceeding levels required to be in the "well capitalized" category established by bank regulators. The Total Risk-Based Capital Ratio was 16.12%, the Tier 1 Risk-Based Capital Ratio was 14.85%, and the Leverage Ratio was 10.46% at September 30, 1995, compared to 15.4%, 14.12%, and 10.44%, respectively, at year-end 1994. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

The Bank's strong capital and asset quality position have positioned the Bank for continued growth of its core business of providing relationship based services to middle market customers and are resources for its acquisition strategy. During the nine months ended September 30, 1995, the Bank generated approximately $105 million in new loan commitments, compared with about $88 million for the comparable period of 1994.


BALANCE SHEET ANALYSIS

LOAN PORTFOLIO COMPOSITION AND CREDIT RISK

The Bank's loan portfolio at September 30, 1995 has maintained the high standards of credit quality that have been established as the commercial loan portfolio has been built over the past three years. Non performing assets have been virtually eliminated and exposures to real estate have been greatly reduced to consist primarily of loans secured by real estate made to the Bank's core middle market customers.

Total loans at September 30, 1995 increased by $6 million during the quarter, and $9 million year to date. Portfolio growth in the second and third quarter of 1995 were partially offset by the decline of $6 million in the first quarter of 1995. Loan paydowns for the first quarter were unusually high, as a number of project related loans in the Entertainment division combined with normal payoffs and seasonality in the commercial portfolio. Loan levels at September 30, 1995 were $24 million above the September 30, 1994 level, reflected the ongoing success in producing new commercial relationships.

TABLE 1  LOAN PORTFOLIO COMPOSITION

Amounts in thousands of dollars        September 30,         December 31,          September 30,
                                          1995                  1994                  1994

Commercial & Industrial Loans           $155,487    84%       $142,885    82%     $  131,823     83%
Real Estate Loans:
    Commercial                            23,493     13         26,528     15         23,050      14
    Mortgages                              4,607      3          4,773      3          4,919       3
    Construction                               0      0            416      0             18       0
Total loans net of unearned fees        $183,587   100%       $174,602   100%       $159,810    100%


TABLE 1A LOAN PORTFOLIO MATURITIES

(in Millions)                          Remaining Maturity

                                          Within    After One but      After
                                           One       Within Five       Five
                                           Year         Years          Years          Total
Commercial & Industrial Loans          $111,131        $39,427         $4,929       $155,487
Real Estate - Commercial & Mortgage       6,715         18,136          3,249         28,100
Total loans                            $117,846         57,563          8,178       $183,587
Loans due after one year with
predetermined interest rates                             3,987          1,752
Loans due after one year with
floating or adjustable rates                            53,576          6,426
                                                       $57,563         $8,178


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

The amount and composition of the allowance for loan losses is as follows:

TABLE 2  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Amounts in thousands of dollars                   September 30,  December 31,   September 30,
                                                      1995           1994           1994
Commercial & Industrial Loans(1)                     $6,411         $7,096         $6,916
Real estate loans - Mortgages                             0              0            197
Real estate loans - Construction Loans                    0              0              0
                                                      6,411          7,096          7,115
Unfunded commitments and letters of credit              496            331            355
Total Allowance for loan losses                      $6,907         $7,427         $7,470
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


Activity in the allowance, classified by type of loan, is as follows:

TABLE 3   ANALYSIS OF THE CHANGES IN THE ALLOWANCE FOR LOAN LOSS

Amounts in thousands of dollars                                     For the Periods Ended
                                                            September 30,    December 31,    September 30,
                                                                1995            1994             1994
Balance at January 1                                           $7,427           $6,513           $6,513
Loans charged off:
  Real estate secured loans                                       500              486              486
  Commercial loans secured and unsecured                          459              820              574
  Loans to individuals, installment and other loans                16              107               99
     Total charge-offs                                            975            1,413            1,159
Recoveries of loans previously charged off:
  Real estate secured loans                                        44              586              545
  Commercial loans secured and unsecured                          399            1,735            1,568
  Loans to individuals, installment and other loans                12                6                3
     Total recoveries of loans previously charged off             455            2,327            2,116
Net charge-off (recovery)                                         520            (914)            (957)
Provision for loan losses                                           0                0                0
Balance at end of period                                       $6,907           $7,427           $7,470
Net loan charge-offs (recoveries) as a percentage of
average gross loans outstanding during the period
ended                                                           0.28%          (0.61)%          (0.48)%







The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At September 30, 1995, nonperforming loans amounted to $509 thousand compared with $36 thousand at December 31, 1994.

Potential problem loans are defined as loans as to which there are serious doubts about the ability of the borrowers to comply with present loan repayment terms. It is the policy of the Bank to place all potential problem loans on nonaccrual status. At June 30, 1995, therefore, the Bank had no potential problem loans other than those disclosed in Table 4 as nonperforming loans.


Table 4:  Nonperforming Assets

Amounts in thousands of dollars  September 30,    December 31,   September 30,
                                      1995            1994            1994
Loans not performing                 $509             $36            $113
Insubstance foreclosures                0               0               0
Total nonperforming loans             509              36             113
Other real estate owned                 0               0               0
Total nonperforming assets           $509             $36            $113

Allowance for loan losses as a
percent of:
Nonperforming loans                1,357%         20,631%          6,611%
Nonperforming assets               1,357%         20,631%          6,611%
Nonperforming assets as a
percent of total assets              0.2%              0%            0.0%
Nonperforming loans as a percent
of total loans                       0.3%              0%            0.1%



Securities
The securities portfolio at September 30, 1995, totaled $73 million, compared to $74 million at year-end 1994. The securities are all held in a Held for Investment portfolio. There was no held for sale portfolio at September 30, 1995 or year-end 1994. This portfolio is recorded at amortized cost. It is the Bank's intention to hold these securities to their individual maturity dates.

There  have been no realized gains or losses on securities in the third  quarter
of  1995  or 1994.   At September 30, 1995, there were unrealized gains of  $408 thousand and losses of $462 thousand in the securities portfolio.

Additional information concerning securities is provided in the footnotes to the accompanying financial statements.


Other Real Estate Owned
There was no Other Real Estate Owned on the Bank's balance sheet at September 30, 1995, December 31, 1994, and September 30, 1994. The Bank's policy is to carry properties acquired in foreclosure at fair value less estimated selling costs, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against a valuation allowance for real estate owned, created by charging a provision to other operating expenses. The Bank has not had any significant expenses related to Other Real Estate Owned in 1995 or 1994.

Deposit Concentration
Due to its historic focus on real estate-related activities, the Bank developed a concentration of deposit accounts from title insurance and escrow companies. These deposits are generally noninterest bearing transaction accounts that contribute to the Bank's interest margin. Noninterest expense related to these deposits is included in other operating expense. The Bank 6 monitors the profitability of these accounts through an account analysis procedure.

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

Noninterest bearing deposits represent nearly the entire title and escrow relationship. These balances have been reduced substantially as the Bank focused on middle market business loans. The balance at September 30, 1995, was $17 million compared to $44 million at December 31, 1994. Costs relative to servicing the above relationships are the significant portion of the Bank's customer data processing and messenger and courier costs. These were no significant changes to the costs in 1995.

The Bank had $47 million in certificates of deposit larger than $100 thousand dollars at September 30, 1995. The maturity distribution of these deposits is relatively short term, with $35 million maturing within 3 months and the $45 million maturing within 12 months.

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



During 1994 and 1995, loan growth for the bank outpaced growth of deposits from the banks commercial customers. The Bank funded this growth, combined with the Bank's reduced concentration in title and escrow deposits, in part with certificates of deposit from customers from outside the Bank's normal service area. These out of area deposits are certificates of deposit of $90,000 or greater, that are priced competitively with similar certificates from other financial institutions throughout the country. At September 30,1995, the Bank had approximately $89 million of these out of area deposits, up from $55 million at December 31, 1994.


The Bank's portfolio of large certificates of deposit (those of $100 thousand or more), includes both deposits from its base of commercial customers and out of area deposits. At September 30, 1995 this funding source was 17% of average deposits, compared to 14% at December 31, 1994.

Table 5   Interest Rate Maturities of Earning Assets and Funding Liabilities at
September 30, 1995

Amounts in thousands of dollars                                    Amounts Maturing or Repricing in

                                                                More Than 3    More Than 6    More Than 9
                                                                 Months But     Months But     Months But
                                                                 Less Than      Less Than      Less than
                                                  Less Than       6 Months       9 Months      12 Months      12 Months
                                                   3 Months                                                     & Over
Earning Assets
 Gross Loans                                        $173,740         $3,387           $431           $290          5,739
 Securities                                            4,993          5,032           4509          5,070         53,485
Federal funds sold & other                            32,000              0              0              0              0
     Total earning assets                            210,733          8,419          4,940          5,360         59,224
Interest-bearing deposits:
  Now and money market                                57,192              0              0              0              0
  Savings                                             10,751              0              0              0              0
  Time certificates of deposit:
    Under $100                                        39,785         12,430          8,526          4,429          6,164
     $100 or more                                     35,765          3,975          4,960            601          1,300
     Non interest-bearing demand deposits             12,434             --             --             --             --
     Total interest-bearing liabilities              155,927         16,405         13,486          5,030          7,464
Interest rate sensitivity gap                         54,806        (7,986)        (8,546)            330         51,760
Cumulative interest rate sensitivity gap              54,806         46,820         38,274         38,604         90,364
Off balance sheet financial instruments                    0              0              0              0              0
Net cumulative gap                                   $54,806        $46,820        $38,274         38,604         90,364
Adjusted cumulative ratio of rate sensitive
assets to rate sensitive liabilities (1)
                                                       1.35%          1.27%          1.21%          1.20%          1.46%

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


Capital
Total shareholders' equity was $32 million at September 30, 1995, compared to $30 million at year-end 1994. This increase was due to earnings, plus the exercise of stock options. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1995 and 1994, the Bank's capital levels exceeded the "well capitalized" standards, the highest classification established by bank regulators.

TABLE 7  CAPITAL RATIOS

                                                                   Regulatory Standards
                                   September 30,  December 31,       Well
                                       1995           1994        Capitalized      Minimum

Total Risk Based Capital               16.12%         15.40%          10.0%          8.00%
Tier 1 Risk Base Capital               14.85          14.12            6.0           4.00
Equity to Average Assets               10.46          10.44            5.0           3.00

  In February of 1995, the Bank declared a dividend of $.02 per share payable March 13, 1995 to shareholders of record February 20, 1995. The Company also declared a dividend of $.02 per share for the quarter ended June 30, 1995, payable September 4, 1995 to shareholders of record August 15, 1995. The dividend payout ratio was 13% for both the three and nine month periods ending September 30, 1995. No dividends were paid in 1994 .

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

On March 27, 1995, the Company entered into an agreement to acquire Santa Ana - based Corporate Bank in a stock transaction. This agreement was subsequently amended on October 11, 1995. Completion of this transaction is subject to Corporate Bank shareholder approval and regulatory approvals, which is expected late in the fourth quarter of 1995 or early in the first quarter of 1996.

Net Interest Income and Interest Rate Risk
Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income was $3.8 million and $11.4 million for the three and nine month periods ended September 30, 1995 compared to $3.7 million and $9.8 million for the comparable periods in 1994. The change is attributable to changes in volume and deposit mix. The Bank's net interest income has improved with the growth of the commercial loan portfolio from 1994 to 1995. This improvement was offset in part by the change in deposit mix away from non interest bearing title and escrow deposits.

TABLE 8  ANALYSIS OF CHANGES IN NET INTEREST INCOME (1)

Amounts in thousands of dollars                   Nine months ended September 30,             Nine months ended September 30,
                                                     1995 compared to 1994                        1994 compared to 1993
Increases(Decreases)                           Volume          Rate           Total         Volume          Rate           Total
Interest Income
   Loans, net                                  $2,592         $1,548         $4,140       $(3,936)           $423       $(3,513)
   Investments                                    108            585            693            826             75            901
   Federal Funds Sold                             397            424            821            221            132            353
    Total interest income                       3,097          2,557          5,654        (2,889)            630        (2,259)
Interest Expense
   Interest-bearing deposits:
     Demand and Savings                         (303)            271           (32)             70           (95)           (25)
     Time Certificates of deposit:
       Under $100                               2,225            516          2,741          (226)             27          (199)
       $100 or more                               849            514          1,363          (234)             62          (172)
Federal funds purchased / Repos                     0              0              0           (22)           (22)           (43)
Other borrowings                                 (62)           (29)           (91)           (92)              5           (87)
    Total interest expense                      2,709          1,272          3,981          (503)           (23)          (526)
    Net interest income                          $388         $1,285         $1,673       $(2,386)           $653       $(1,773)

(1) The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.




Yields on earning assets were approximately 8.7% and 8.9% for the three and nine months ended September 30, 1995, compared to 7.7% and 7.4% for the comparable periods in 1994. The higher average yield on earning assets in 1995 is the primarily the result of an increase in the prime rate from an average of 6.8% in the first nine months of 1994 to an average of 8.9% in the first nine months of 1995.


Rates on interest bearing liabilities resulted in an average cost of funds of 5.0% in 1995, compared with 2.7% for the comparable period of 1994. In addition to the generally higher level of interest rates in 1995, certificates of deposit represent a higher proportion of the funding liabilities, rather than lower cost money market or savings accounts.



Expressing net interest income as a percent of average earning assets is referred to as margin. Margin was 5.39% and 5.62% for the three and nine months ended September 30, 1995, compared to 6.18% and 5.81% for the same periods in 1994. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. Margin in 1995 is somewhat lower than 1994 due to the lower level of non interest bearing title and escrow deposits in the current year.






Table 9  Average Balance Sheets and Analysis of Net Interest Income

                                                       Nine months ended                            Nine months ended
Amounts in thousands of dollars                       September 30, 1995                           September 30, 1994
                                                             Interest        Annual                       Interest        Annual
                                                             Income or    Yield or Rate                   Income or    Yield or Rate
                                              Balance        Expense                       Balance        Expense
Interest Earning Assets
 Loans, Net                                    $167,981        $13,800          10.95%      $134.840         $9,660           9.55%
 Investments                                     69,912          2,796           5.33         65,382          2,059           4.20
 Certificates of Deposit
  in other banks                                     64              2           4.17          1,312             46           4.67
 Federal Funds Sold                              33,841          1,477           5.82         22,804            656           3.84
 Total Earning Assets                           271,798         18,075           8.87        224,338         12,421           7.38
Non Earning Assets
  Cash & Due From Banks                          22,859                                       29,306
  Other Assets                                    7,062                                        7,825
Total Assets                                   $301,719                                     $261,469
Interest-bearing Liabilities
  Demand and savings                            $65,239          1,395           2.85        $80,937          1,427           2.35
Time Certificates of Deposits
  Less Than $100                                 68,578          3,250           6.32         17,829            509           3.81
  More Than $100                                 39,627          1,820           6.12         17,535            457           3.47
Fed Funds Purchased/Repos                             0              0           0.00              0              0           0.00
Total interest-bearing                          173,444          6,465           4.97        116,301          2,393           2.74
Noninterest-bearing Deposits                     88,649                                      109,506
Total Deposits                                  262,093          6,465           3.29        225,807          2,393           1.41
Other Borrowings                                  3,797            163           5.72          5,184            254           6.53
Total Funding Liabilities                       265,890          6,628           3.32        230,991          2,647           1.53
Other Liabilities                                 5,366                                        2,878
Shareholders' Equity                             30,463                                       27,600
Total Liabilities and Shareholders'
Equity                                         $301,719                                     $261,469
Net Interest Income                                                                                                          5.81%
Income                                                         $11,447          5.62%                        $9,774
Shareholders' Equity to
Total Assets                                     10.10%                                       10.56%

OTHER OPERATING INCOME

A significant portion of other operating income in 1994 was earned as mortgage servicing rights were sold. The Bank reported a gain of $383 thousand on the sale of mortgage servicing in the six months ended June 30, 1995, representing final settlement payments received related to open issues on servicing sales from prior quarters. No further gains were recognized in the quarter ended September 30, 1995. The trends and composition of other operating income are shown in the following table.

TABLE 10A OTHER OPERATING INCOME

Amounts in thousands of dollars
                                             For three months ended
                                           September 30,    September 30,
                                               1995              1994
Gain on sale of SBA Loans                       $43               $29
Service income                                    0               247
Documentation fees                               32                29
Other service fees and charges                  299               242
Gain on sale of real estate owned               139               494
Gain on sale of mortgage servicing
portfolio                                         0               625
Total                                          $513            $1,666



TABLE 10B OTHER OPERATING INCOME

Amounts in thousands of dollars
                                                          For nine months ended
                                                         September 30,   September 30,
                                                            1995            1994
Gain on sale of SBA Loans                                   $194             $29
Fees on loans sold                                             0              15
Premium on sales of mortgage loans                             0              83
Service income                                                 0             961
Documentation fees                                            78              73
Other service fees and charges                               880             790
Gain on sale of real estate owned                            139             585
Gain on sale of mortgage servicing portfolio                 383           2,183
Total                                                     $1,674          $4,719

OPERATING EXPENSE
Total operating expenses for the bank were $3.1 million and $9.4 million for the three and nine months ended September 30, 1995 , compared to $3.6 million and $10.6 million for the same period in 1994. The quarter ended September 30, 1995 reflected lower expenses, in part because of a reduction in FDIC insurance premiums paid, from $.23 to $.04 per $100 of deposits. The current level of operating expense is deemed to be adequate and will be leveraged further as the core middle market business is expanded.

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


Consolidated Statements of Financial Condition      CU Bancorp and Subsidiary

Amounts in thousands of dollars                                               September 30,      December 31,
                                                                                   1995             1994
Assets
Cash and due from banks                                                          $20,905          $35,397
Federal funds sold                                                                32,000           20,000
  Total cash and cash equivalents                                                 52,905           55,397

Investment securities (Market value of $73,034 and $71,423 at September
30, 1995 and December 31, 1994, respectively)                                     73,088           74,153
Loans, (Net of allowance for loan losses of $6,907 and $7,427 at
September 30, 1995, and December 31, 1994, respectively)                         176,680          167,175
Premises and equipment, net                                                        1,196              996
Other real estate owned, net                                                           0                0
Accrued interest receivable and other assets                                       7,149            6,433
Total Assets                                                                    $311,018         $304,154

Liabilities and Shareholders' equity
Deposits:
  Demand deposits                                                                $84,913         $112,034
  Savings deposits                                                                67,943           67,896
  Time deposits under $100                                                        71,335           47,836
  Time deposits of $100 or more                                                   46,602           36,415
      Total deposits                                                             270,793          264,181

Accrued interest payable and other liabilities                                     8,080           10,229
  Total liabilities                                                              278,873          274,410
Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1995 or 1994                                  ---              ---
  Common stock, no par value:
    Authorized - 20,000,000 shares
     Issued and outstanding - 4,587,330  in 1995, and 4,437,312 in 1994.
                                                                                  26,992           26,430
Retained earnings                                                                  5,153            3,314
Total Shareholders' equity                                                        32,145           29,744
Total Liabilities and Shareholders' equity                                      $311,018         $304,154
The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME                             CU BANCORP AND
  SUBSIDIARY

Amounts in thousands of dollars, except per share data                  For the three months            For the nine months
                                                                         ended September 30,             ended September 30,
                                                                        1995            1994            1995            1994
Revenue from earning assets:
 Interest and fees on loans                                            $4,713          $3,617         $13,800          $9,660
 Interest on taxable investment securities                                980             761           2,759           2,049
 Interest on tax exempt investment securities                              12               8              37              10
 Interest on time deposits with other financial institutions
                                                                            0              14               2              46
 Interest on federal funds sold                                           461             257           1,477             656
   Total revenue from earning assets                                    6,166           4,657          18,075          12,421
Cost of funds:
 Interest on interest-bearing demand deposits                             391             481           1,194           1,259
 Interest on savings deposits                                              65              67             201             168
 Interest on time deposits under $100                                   1,174             160           3,250             509
 Interest on time deposits of $100 or more                                648             181           1,820             457
 Interest on other borrowings                                              59              66             163             254
   Total cost of funds                                                  2,337             955           6,628           2,647
   Net revenue from earning assets before provision for
   loan losses                                                          3,829           3,703          11,447           9,774
Provision for loan losses                                                   0               0               0               0
   Net revenue from earning assets                                      3,829           3,703          11,447           9,774
Other operating revenue:
  Servicing Income - mortgage loans sold                                    0             247               0             961
 Other fees & charges - commercial                                        374             296           1,152             735
  Fees on loans sold                                                        0               0               0              15
Premium on sales of mortgage loans                                          0               0               0              83
Other fees and charges - mortgage                                           0               4               0             157
Gain on sale of mortgage servicing portfolio                                0             625             383           2,183
  Gain on sale of real estate owned                                       139             494             139             585
   Total other operating revenue                                          513           1,666           1,674           4,719
Other operating expenses:
 Salaries and related benefits                                          1,722           1,599           5,047           4,678
 Selling expenses - mortgage loans                                          0              87               0             333
  Restructuring Charge                                                      0             600               0             600
 Other operating expenses                                               1,366           1,898           4,314           5,610
   Total operating expenses                                             3,088           4,184           9,361          11,221
Income before provision for income taxes                                1,254           1,184           3,760           3,272
Provision for income taxes                                                550             513           1,647           1,415
Net income                                                               $704            $671          $2,113          $1,857
Earnings per share                                                      $0.15           $0.14           $0.44           $0.40
The accompanying notes are an integral part of these
consolidated financial statements.


             CU BANCORP AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CASH FLOWS
         (AMOUNTS IN THOUSANDS OF DOLLARS)


                                                                                      For the nine months
                                                                                       ended September 30,
                                                                                      1995           1994
Increase(decrease) in cash and  cash equivalents:
Cash flows from operating activities
Net income/(loss)                                                                    $2,113        $1,857
Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for depreciation and amortization                                     397           349
        Amortization of real estate mortgage servicing rights                             0            15
        Provision for losses on loans and other real estate owned                         0             0
        Benefit of deferred taxes                                                       690          (90)
        Gain on sale of investment securities, net                                        0             0
        Increase/(decrease) in other assets                                           (871)         2,087
        Increase/(decrease) in other liabilities                                    (2,555)       (4,386)
        (Increase)/decrease in accrued interest receivable                            (535)         (970)
        Increase/(decrease) in deferred loan fees                                         9           181
        Increase/(decrease) in accrued interest payable                                 406          (24)
        Net amortization of (discount)/premium on investment securities                 447           813
                  Total Adjustments                                                 (2,012)       (2,025)

                  Net cash provided by operating activities                             101         (168)
Cash flows from investing activities
Proceeds from investment securities sold or matured                                  14,785        52,861
Purchase  of investment securities                                                 (14,167)      (30,091)
Net decrease in time deposits with other financial institutions                           0             0
Net (Increase/(decrease) in loans                                                   (9,514)      (18,373)
Purchases of premises and equipment, net                                              (597)         (204)
                  Net cash provided by investing activities                         (9,493)         4,193
Cash Flows from financing activities
Net increase/(decrease) in demand and savings deposits                             (27,074)         9,846
Net increase/(decrease/ in time certificates of deposits                             33,686       (5,261)
Proceeds from exercise of stock options and director warrants                           562           179
Cash dividend paid                                                                    (274)             0
                  Net cash provided by financing activities                           6,900         4,764
Net increase (decrease) in cash and cash equivalents                                (2,492)         8,789
Cash and cash equivalents at beginning of year                                       55,397        46,440
Cash and cash equivalents at end of period                                          $52,905       $55,229

Supplemental disclosure of cash flow information
Cash paid during the year:
        Interest                                                                     $5,622        $1,716
        Taxes                                                                           900         1,502
Supplemental disclosure of noncash investing activities:
        Loans transferred to OREO                                                         0             0
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
                               September 30, 1995
                                    UNAUDITED



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


Note B.  EARNINGS PER SHARE

Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented, except when the effect of the latter would be anti-dilutive. Weighted average shares outstanding for the three and nine month periods ended September 30, 1995 were 4,786,000 and 4,773,000, compared with 4,643,000 and
4,575,000 for the comparable periods of 1994.


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



The following tables set forth the book value and market value, of investment securities at September, 1995.

                                                             Gross          Gross
                                              Book         Unrealized     Unrealized       Market
  (Thousands of dollars)                     Value           Gains         Losses          Value

  U.S. Treasury Securities                   $66,860           $295         $(462)        $66,693
  Mortgage-backed securities                      41                                           41
  U.S. Government Agency Securities            5,755            113                         5,868
  State and Municipal Securities                   0                                            0
  Federal Reserve Bank Stock                     432              0              0            432
  Total                                      $73,088           $408         $(462)        $73,034

At September 30, 1995, investment securities with a book value of $27.9 million were pledged to secure U.S. District Court deposits and for other purposes as required or permitted by law.

Note D.  AVERAGE FEDERAL RESERVE BALANCES

The average cash reserve required to be maintained at the Federal Reserve Bank was approximately $2.5 million, $6 million, and $5.9 million for the periods ending September 30, 1995 and December 31 and September 30, 1994, respectively.

Note E.  PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.


Note F.  OTHER REAL ESTATE OWNED

Real estate owned, acquired either through foreclosure or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair market value. When acquired, any excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to operation expenses in the periods that they become known. There was no other real estate owned as of September 30, 1995, December 31 or September 30, 1994.


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

At September 30, 1995, the Bank had $509 thousand in impaired loans, against which a loss allowance of $149 thousand has been provided. The recorded investment in all impaired loans has been calculated based on the present value of expected cash flows discounted at the loan's effective interest rate. All impaired loans are included in nonaccrual status, and as such no interest income is recognized. For the third quarter of 1995, the Bank had an average investment in impaired loans of approximately $397 thousand. The average investment in impaired loans for the nine months ended September 30, 1995 was approximately $210 thousand.


Note I.  RECLASSIFICATIONS

Certain items have been reclassified in the prior period financial statements presented herein, in order to conform to classifications followed for September 30, 1995.


Note J.  LEGAL MATTERS

In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, the Bank believes that pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations. Until third quarter 1995, the Bank was a defendant in multiple lawsuits related to the failure of two real estate investment companies, Property Mortgage Company, Inc., ("PMC") and S.L.G.H., Inc. ("SLGH"). The lawsuits, consisted of a federal action by investors in PMC and SLGH (the "Federal Investor Action"), at least three state court actions by groups of Investors (the "State Investor Actions"), and an action filed by the Resolution Agent for the combined and reorganized bankruptcy estate of PMC and SLGH (the "Neilson" Action). An additional action was filed by an individual investor and his related pension and profit sharing plans (the "Individual Investor Action"). Other defendants in these multiple actions and in related actions include financial institutions, title companies, professionals, business entities and individuals, including the principals of PMC and SLGH. The Bank was a depository bank for PMC, SLGH and related companies and was a lender to certain principals of PMC and SLGH ("Individual Loans"). Plaintiffs alleged that PMC/SLGH was or purported to be engaged in the business of raising money from investors by the sale and issuance of interests in loans evidenced by promissory notes secured by real property. Plaintiffs alleged that false representations were made, and the investment merely constituted a "Ponzi" scheme. Other charges related to the Bank's conduct with regard to the depository accounts, the lending relationship with the principals and certain collateral taken , pledged by PMC and SLGH in conjunction with the Individual Loans. The lawsuits alleged inter alia violations of federal and state securities laws, fraud, negligence, breach of fiduciary duty, and conversion as well as 18 conspiracy and aiding and abetting counts with regard to these violations. The Bank denied all allegations of wrongdoing. Damages in excess of $100 million were alleged, and compensatory and punitive damages were sought generally against all defendants, although no specific damages were prayed for with regard to the Bank. A former officer and director of the Bank was also been named as a defendant.

The Bank has entered into a settlement agreement with the representatives of the various plaintiffs, which has now been consummated, with the dismissal of all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named pending. Court approval of these settlements has been received. In connection with the settlement, the Bank released its security interest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral had been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the Individual Loans have been charged off. The Bank also made a cash payment to the Plaintiffs in connection with the settlement. The effect of this settlement on CU Bancorp or the Bank's financial statements was immaterial. In connection with the settlement the Bank assigned its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director. The Bank is still providing a defense to its former director/officer who continues as a defendant and who retains his rights of indemnity, if any, against the Bank arising out of his status as a former employee. At this time the only viable claims which remain against the former director/employee are claims of negligence in connection with certain depository relationships with PMC/SLGH. While the Bank's Director and Officer Liability Insurer has not acknowledged coverage of any potential judgment or cost of defense, the Insurer is on notice of the action and has participated in various aspects of the case.



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






                                          CU BANCORP
                                          November 6, 1995




                                        By:___________________
                                            Patrick Hartman
                                            Chief Financial Officer

Part II - Other Information



Item 1.  Legal Proceedings

     Please refer to Note K , on page 19 above, for a complete discussion of legal and matters.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Matters




On March 27, 1995, CU Bancorp and the Bank entered into an agreement with Corporate Bank, Santa Ana California, providing for the acquisition of Corporate Bank by CU Bancorp by means of a merger of Corporate Bank into the Bank, with the consideration to be CU Bancorp Common Stock. That Agreement and Plan of Reorganization was executed on March 27, 1995 (the "Old Merger Agreement"). As a result of events subsequent to execution of the Old Merger Agreement, including but not limited to changes in management of Corporate, financial results of Corporate, potential claims against former Corporate management employees and related matters, the transaction was substantially delayed, pending, in part, receipt of Corporate's audited financial statements for the
year ended December 31, 1994.   Corporate had engaged Deloitte & Touche LLP to
replace Grant Thornton LLP for the Bank's December 31, 1994 audit. Deloitte & Touche LLP began the work necessary for the year-end audit, but resigned as of April 21, 1995 before completing the audit, due to the discovery of possible employee defalcations, the condition of the books and records of Corporate Bank and related concerns. On May 10, 1995, Corporate engaged Arthur Andersen LLP to complete the audit. Final financial statements as of December 31, 1994 were completed on June 30, 1995. Subsequent to that date, additional negotiations took place among the officers and counsel for Bancorp and Corporate as well as consultations with Bancorp's and Corporate's accountants and other experts.
Both parties perceived the need for amendments to the Old Merger Agreement, as the result of the events noted above, and the impossibility of complying with certain provisions of the Old Merger Agreement, including time frames and deadlines contained therein.

  On October 11, 1995 the parties entered into an Amended and Restated Plan of Reorganization (the "Merger Agreement"). The Old Merger Agreement and the Merger Agreement are different in the following principal areas:

  1) Purchase Price. The Purchase Price in the Old Merger Agreement was a fixed price of $7,800,000 plus or minus net income/loss for the period from January 1, 1995 to the Calculation Date (approximately ten (10) days prior to the Closing Date, as defined therein). The Merger Agreement now provides for a Purchase Price equal to Shareholders' Equity of Corporate as of November 30, 1995 (or such later date as the parties may agree upon) (the "Audit Date") plus or minus (as the case may be) an amount equal to: 1) the pro rata Corporate net income/loss for the 22 period from January 1, 1995 to the Audit Date applied to the period from the Audit Date to the Calculation Date (excluding the effect of extraordinary gains such as a recovery or sale of the Bond Claim, as defined below) and plus, 2) either (i) any net recovery on, or proceeds of the sale of, the Bond Claim prior to the Calculation Date (see, "Recent Events Related to Corporate", herein), or
(ii) if there is no recovery under the Bond Claim and no sale of the Bond Claim prior to the Calculation Date, $200,000. The Shareholders' Equity of Corporate as of the Audit Date will be determined by the parties pursuant to audited financial statements prepared in accordance with generally accepted accounting principles, consistently applied ("GAAP") accompanied by the unqualified opinion of Corporate's independent public accountants, Arthur Andersen LLP ("AA") (the "Closing Audit")

  In the Old Merger Agreement, the Purchase Price was subject to adjustment upon CUB's determination of necessary augmentation to Corporate's loan loss reserve, utilizing CUB standards. The Merger Agreement now provides that all financial analysis for purposes of determining the Purchase Price will be made by the parties based upon the Closing Audit or the Closing Audit and the Closing Report, as defined below. In addition, the parties will utilize analysis by AA for purposes of determining the net after tax effect of a recovery on or a sale of the Bond Claim pursuant to GAAP, in the event there is such a recovery or sale prior to the Calculation Date. If the Closing Date is more than seventy-five (75) days subsequent to the Audit Date, AA shall conduct a review of the Corporate financial statements pursuant to AICPA standards and render a written report thereon (the "Closing Report"). In such event, the parties shall utilize such Closing Report, together with the Closing Audit, to make a final determination of the Purchase Price. No party has the ability to force an adjustment in the Purchase Price, but each party has the option of termination of the Merger Agreement if it reasonably disagrees with the Shareholders' Equity set forth in the Closing Audit or the Closing Report and sets forth the basis
for that disagreement in writing.   Since the Old Merger Agreement was executed
prior to Corporate's discovery of events related to the Bond Claim, it was silent as to the Bond Claim.

  2) Exchange Ratio. The Old Merger Agreement provided that Bancorp Common would be valued at $7.32 for purposes of the Exchange Ratio. As a result of the significant time delays engendered by Corporate's internal matters, the valuation of Bancorp Common was amended to $8.00 to more closely reflect the Bancorp Common market value in October 1995. If should be noted that the value of Bancorp stock on October 11, 1995, which was the date of execution of the Merger Agreement, was higher than $8.00, however the parties in arms-length negotiations determined that the $8.00 price was appropriate.

  3) Form of Payment. The Old Merger Agreement provided that the sole consideration to be paid by Bancorp for the Corporate Stock would be Bancorp Common (except as to fractional shares). The Merger Agreement now provides for a combination of Bancorp Common and cash as more fully explained in "Merger Terms" herein. The amount of Bancorp Common which will be issued to holders of Corporate Stock will not be less than seventy five percent (75%) of the Purchase Price or more than ninety percent (90%) of the Purchase Price (the "Elected Percentage").

  Corporate Fairness Opinion..   Corporate received an initial fairness opinion
on the Old Merger Agreement, from the consulting firm of The Findley Group ("Findley"), Anaheim, California, which was based on draft financial information for 1994 from Deloitte & Touche LLP. Following receipt of the actual financial statements for 1994, completed by AA, and the execution of the Amended and Restated Agreement and Plan of Reorganization, Corporate obtained an additional fairness opinion from Findley. The co-director and sole shareholder of Findley, Gary Steven Findley, is a registered investment advisor with the Commission and with the California Department of Corporations. Findley is a banking consultant firm with extensive experience in providing consulting services in acquisitions, mergers and changes in control of banks in the State of California, and in providing fairness and stock valuation opinions in California independent bank transactions involving purchases, sales and exchanges, and mergers and acquisitions. For the services described herein, Corporate has paid Findley $11,000. Findley has provided a variety of bank consulting services to Corporate and may render bank 23 consulting services to Corporate or CUB in the future.

  Merger Terms. Upon consummation of the Merger, Corporate will be merged with and into CUB, the separate corporate existence of Corporate will cease, and the outstanding shares of Corporate Stock will be converted into the right to receive the Purchase Price in Bancorp Common and cash. The Purchase Price will be an amount equal to Corporate's Shareholders' Equity as set forth in the Closing Audit or (depending on the timeframe of the Calculation Date) the Closing Audit and the Closing Report, plus or minus (as the case may be) an amount equal to a pro rata portion of Corporate's net income/loss for the Audit Period (excluding the effect of extraordinary events which will not be factored into such application) applied to the period between the Audit Date and the Calculation Date and plus either: (i) any net recovery on or net proceeds of a sale of the Bond Claim received prior to the Calculation Date; or (ii) if no such recovery is received or there is no sale of the Bond Claim prior to the Calculation Date, $200,000. All financial analysis for purposes of determining the Purchase Price will be made by the parties based upon the Closing Audit or the Closing Audit and the Closing Report. In addition, the parties will utilize analysis by AA for purposes of determining the net after tax effect of a recovery on or a sale of the Bond Claim, pursuant to GAAP, in the event there is such a recovery or sale prior to the Calculation Date.

  In the Merger, each share of Corporate Stock outstanding at the Effective Time (as defined in the Merger Agreement) ("Effective Time"), except shares directly or indirectly owned by Bancorp or Corporate (other than in a fiduciary capacity) and any shares held by shareholders of Corporate dissenting from the Merger, will be converted into the right to receive the Purchase Price Per Share (as defined in the Merger Agreement and as discussed below), which may be in the form of either Bancorp Common Stock or cash, or some combination thereof. Accordingly, each Corporate Shareholder will have the option of conditionally electing to convert each of his shares of Corporate Stock into either Bancorp Common (the "Conditional Stock Election") or cash (the "Conditional Cash Election"), subject to certain limitations as more fully set forth herein. A Corporate Shareholder may also elect to have his shares converted into a combination of cash and Bancorp Common (the "Conditional Joint Election"). A Corporate Shareholder may also elect that he has no preference as to which type of consideration he will receive in exchange for his Corporate Stock ("No Election"). All of the conditional elections are subject to the requirement that no less than seventy-five percent (75%) and no more than ninety percent (90%) of all of the outstanding shares of Corporate Stock (including all Dissenting Shares, as defined below) shall be converted into Bancorp Common Stock and no more than twenty-five percent (25%) and no less than ten percent (10%) of Corporate Stock shall be converted into cash ("Stock Conversion Requirement"). Bancorp shall have discretion to determine the actual percentage of Bancorp Common and cash (the "Elected Percentage").

  The Conversion Ratio will be equal to a fraction, of which the numerator shall be the Purchase Price Per Share (as defined in the Merger Agreement, and as discussed below) multiplied by the Elected Percentage and the denominator shall be $8.00. The Purchase Price Per Share shall be calculated by dividing the Purchase Price by the number of outstanding shares of Corporate (on a fully diluted basis) on the Effective Date of the Merger.

  The Calculation Date (as defined in the Merger Agreement) shall be the last business day of the week preceding the Closing Date (as defined in the Merger Agreement) ("Closing Date") or such other date as may be mutually agreed by the parties. The Calculation Date shall not be more than 5 business days prior to the Closing Date, except by mutual agreement of the parties.

  Corporate's Shareholders' Equity will be determined by reference to the Closing Audit or the Closing Audit and the Closing Report.


  Corporate Bond Claim and Effect on Purchase Price. Corporate has indicated that it believes it has certain claims against one or more former employees for matters relating to their employment. Corporate filed a notice of claim and a formal Proof of Loss with its Bankers' 24
Blanket Bond (the "Bond") Insurance Carrier on September 29, 1995 (the "Bond Claim"). Corporate believes that certain losses previously incurred and recognized by Corporate are covered by the Bond Claim and could thereby be reimbursed. In the event that a recovery on the Bond Claim is received prior to the Calculation Date, the net effect of the recovery will be added to Shareholders' Equity and will thereby increase the Purchase Price. In the event that Corporate determines that it is not likely that Corporate will be able to effect recovery on the Bond Claim before the Calculation Date, then Corporate may sell the Bond Claim, in which case the Purchase Price would be increased by the amount of the increase in Shareholders' Equity resulting from the sale of the Bond Claim. If Corporate neither receives a recovery from the insurance carrier pursuant to the Bond Claim nor sells the Bond Claim, the Bond Claim shall belong to the Surviving Bank upon consummation of the Merger, and, in consideration therefor, the Purchase Price will be increased as of the Calculation Date by $200,000.





Item 6.  Exhibits and Filings on Form 8-K

  (a) Exhibits:
    (10)    Material Contracts (NONE)


   (b) Reports on Form 8-K: In a report filed on Form 8-K dated April 7, 1995, the Company reported the signing of a definitive agreement to acquire Corporate Bank.