Form 10-K405
period 1995-12-31
CU BANCORP
filed 1996-03-29
CIK 356050

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1995.
                                       OR
   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________.

                         Commission file number 0-11008

                                   CU BANCORP
                                  -----------
             (Exact name of registrant as specified in its charter)

                  California                       95-3657044
               (State or other jurisdiction)     (I.R.S. Employer
          of incorporation or organization)     Identification Number)

                            16030 Ventura Boulevard
                 Encino, California                       91436
                 ----------------------------------------------
             (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code (818) 907-9122
                                                          --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x      No
                                        -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1996: $53,134,221
                                     -----------

Common Stock, no par value -
----------------------------
The number of shares outstanding of the issuer's classes of common stock as of February 28, 1996:

Common Stock, no par value 5,285,333 shares
-------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Part III is hereby incorporated by reference from sections of the Registrant's Definitive Proxy Statement which will be filed within 120 days of fiscal year ended December 31, 1995.


This document contains 60 pages.
Exhibit Page begins on Page 61

TABLE OF  CONTENTS

                 Item
Part             Number    Item                                                  Page
--------------------------------------------------------------------------------------

I                  1.               Business                                        4

I                  2.               Properties                                     21

I                  3.               Legal Proceedings                              22

I                  4.               Submission of Matters to a Vote                22
                                    of Security Holders

I                  4.A.             Executive Officers of the Registrant           22

II                 5.               Market for the Company's Common Stock          25
                                    and Related Stockholder Matters

II                 6.               Selected Financial Data                        25

II                 7.               Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations                                  26

II                 8.               Financial Statements and Supplementary
                                    Data                                           38

II                 9.               Changes in and Disagreements with              *
                                    Accountants on Accounting and
                                    Financial Disclosure

III                10.              Directors and Executive Officers of            **
                                    the Company

III                11.              Executive Compensation                         **

III                12.              Security Ownership of Certain                  **
                                    Beneficial Owners and Management

III                13.              Certain Relationships and Related              **
                                    Transaction

IV                 14.              Exhibits, Financial Statement
                                    Schedules and Reports on Form 8-K              58



 * This item is omitted because it is either inapplicable or the answer thereto is in the negative.

**       Incorporated by reference from the Company's proxy statement which will be filed within 120 days of fiscal year ended December 31, 1995.

PART I

Item 1.          BUSINESS

General Development of Business

                 CU Bancorp, (the "Company") was incorporated under the laws of the State of California on September 3, 1981. It is the parent of California United Bank, a National Banking Association (the "Bank") which is a wholly owned subsidiary of the Company and the sole subsidiary of the Company.

DESCRIPTION OF BUSINESS

Commercial Banking Business

         CU Bancorp is a California corporation incorporated in 1981 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company does not conduct any activities other than in connection with its ownership of the Bank which is CU Bancorp's sole subsidiary. The company functions primarily as the sole stockholder of the Bank and establishes general policies and activities for the Bank. The Bank was founded in April 1982 and provides an extensive range of commercial banking services.

         The Bank is a commercial bank which delivers a mix of banking products and services to middle market businesses, the entertainment industry and high net worth individuals. The Bank offers lending, deposit, accounts receivable financing, letters of credit, cash management, SBA and international trade services from seven full -service offices. The Bank's primary focus is to engage in middle market lending to businesses, professionals, the entertainment industry, and high net-worth individuals. While the Bank does not actively solicit retail or consumer banking business, it offers these services primarily to owners, officers, and employees of its business customers, and customers of accounting and business management firms with which the Bank regularly does business.

         The Entertainment Division specializes in meeting the banking needs of Southern California's entertainment industry, including motion picture and television financing, record labels, talent agencies, business managers, commercial houses and a variety of other related business activities. This division offers certain specialty products aimed at the entertainment industry and related individuals.

         The SBA division offers financing alternatives to businesses in the Bank's market through the use of government guaranteed loans. This division offers both term and shorter term credit products.

         The International Trade Services Group offers a broad range of
services to support the import/export activities of customers.   The division
has direct correspondent relationships with major overseas banks, providing business customers with a broad international reach. The division facilitates a wide variety of international banking transactions, including letters of credit, short term trade related financing, domestic and foreign collections, wire transfers, standby commitments and government assisted programs.

         The Bank attracts customers and deposits by offering a personalized approach and a high degree of service. The key to the Bank's deposit generation is personal contacts and services rather than rate competition. A significant portion of its business is with business customers who conduct substantially all of their banking business with the Bank.

         Either alone or in concert with correspondent banks, the Bank offers a wide variety of credit and deposit services to its customers. Management believes that its current and prospective customers favorably respond to the individualized tailored banking services that the Bank provides. Deposit services, which the Bank offers, include personal and business checking accounts and savings accounts, insured money market deposit accounts, interest-bearing negotiable orders of withdrawal ("NOW") accounts, and time certificates of deposit, along with IRA and Keogh accounts. The Bank offers sophisticated on line banking capabilities to customers through its electronic banking programs. The Bank has not requested and does not have regulatory approval to offer trust services; nor does it have any present intention to seek such approval. The Bank has made arrangements with a number of trust companies to refer prospective customers, in connection with which the Bank may receive a referral fee.

         Continued development of a diversified commercial oriented deposit and lending base is the Bank's highest priority. Loans and time and demand deposits are actively solicited by the directors, officers, and employees of the Bank. The executive and senior officers of the Bank have had substantial experience in soliciting bank deposits and in serving the comprehensive banking needs of small and mid-size businesses.

         During 1995, the Bank serviced the commercial banking business from five offices including: its head office at 16030 Ventura Boulevard, in Encino, California 91436, a suburb of Los Angeles; an office in West Los Angeles, located at 10880 Wilshire Boulevard, Los Angeles California 90024, in the Westwood commercial and retail district, with close freeway access; a Ventura County (Camarillo) Regional Office; a South Bay Regional office in Gardena, California; and a San Gabriel Valley Regional Office, located in City of Industry, which serves the San Gabriel Valley and northern Orange County. In January 1996, the Bank added branches in Santa Ana and Anaheim in Orange County as a result of its merger with Corporate Bank.

         In January 1996, the Company completed the acquisition of Corporate Bank of Santa Ana California which was merged into the Bank. Corporate Bank served both small and mid market business entities, as well as offering certain consumer based products such as home equity lines of credit and auto loans and leases. It is contemplated that upon full integration of the Corporate Bank business that the business of these offices will mirror those of the Bank as a whole.


         On January 10, 1996, the Bank announced an agreement to merge with Home Interstate Bancorp, parent of Home Bank, based in the South Bay.
The merger with Home Bank is expected to be completed in mid - 1996, and will create a Bank with 22 branches and over $800 million in assets.



         Historical Regulatory Matters

         In 1992, the Bank and Bancorp both consented to agreements with their primary regulators, a Formal Agreement with the OCC and a Memorandum of Understanding with the Federal Reserve Bank of San Francisco. In June of 1992, a new management team replaced substantially all of prior management. In November of 1993, following the first OCC examination subsequent to new management's implementation of internal controls and other new management techniques, the OCC released The Bank from the Formal Agreement and later that same month the Federal Reserve Bank of San Francisco determined that Bancorp had met all the requirements of the Memorandum of Understanding and terminated that document. The Bank's capital ratios, as of December 31, 1995, are in excess of all minimums imposed by law and regulation and qualify to rate the Bank as a "well capitalized" bank. For further information see Note 16 to the Financial Statements.

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

         The agreement specifically required the Bank to: 1) create a compliance committee; 2) have a competent chief executive officer and senior loan officer, satisfactory to the OCC, at all times; 3) develop a plan for supervision of management; 4) create and implement policies and procedures for loan administration; 5) create a written loan policy; 6) develop and implement an asset review program; 7) develop and implement a written program for the maintenance of an adequate Allowance for Loan and Lease Losses, and review the adequacy of the Allowance; 8) eliminate criticized assets; 9) develop and implement a written real estate appraisal policy; 10) obtain and improve procedures regarding credit and collateral documentation; 11) develop a strategic plan; 12) develop a capital program to maintain adequate capital (this provision also restricts the payment of dividends by the Bank unless :(a) the Bank is in compliance with its capital program; (b) the Bank is in compliance with 12 U.S.C. Sections 55 and 60; and (c) with the prior written approval of the OCC Regional Administrator; 13) develop and implement a written liquidity, asset and liability management policy; 14) document and support the reasonableness of any management and other fees to any director or other party;
15) correct violations of law; and 16) provide reports to the OCC regarding compliance.

         The Company's Memorandum of Understanding ("MOU") with the Federal Reserve required: 1) a plan to improve the financial condition of CU Bancorp and the Bank; 2) development of a formal policy regarding the relationship of CU Bancorp and the Bank, with regard to dividends, intercompany transactions, tax allocation and management or service fees; 3) a plan to assure that CU Bancorp has sufficient cash to pay its expenses; 4) ensure that regulatory reporting is accurate and submitted on a timely basis; 5) prior approval of the Federal Reserve Bank prior to the payment of dividends; 6) prior approval of the Federal Reserve Bank prior to CU Bancorp incurring any debt and 7) quarterly reporting regarding the condition of the Company and steps taken regarding the Memorandum of Understanding.

                 The release of both agreements indicates that the Company has complied with the Formal Agreement and the Memorandum of Understanding, including improvement of asset and management quality, the development and implementation of policies and procedures as well as reporting methodologies and the maintenance of the required capital ratios.

The Company

         Bancorp is a legal entity separate and distinct from the Bank. There are various legal limitations on the ability of the Bank to finance or otherwise supply funds to Bancorp. In particular, under federal banking law, a national bank, such as the Bank, may not declare a dividend that exceeds undivided profits, and the approval of the OCC is required if the total of all dividends declared in any calendar year exceeds such bank's net profits, as defined, for that year combined with its retained net profits for the preceding two years. In addition, federal law significantly limits the extent to which the Bank may supply funds to Bancorp, whether through direct extensions of credit or through purchases of securities or assets, issuance of guarantees or the like. Generally, any loan made by the Bank to Bancorp must be secured by certain kinds and amounts of collateral and is limited to 10% of the Bank's capital and surplus (as defined), and all loans by the Bank to Bancorp are limited to 20% of the Bank's capital and surplus. The Bank may extend credit to Bancorp without regard to these restrictions to the extent such extensions of credit are secured by specific kinds of collateral such as obligations of or guaranteed by the U.S. Government or its agencies and certain bank deposits.

Mortgage Banking

         Until November 1993, the Bank operated in two distinct segments, commercial banking and mortgage banking. The Bank sold the origination portion of its mortgage banking division in November 1993 to Republic Bancorp of Ann Arbor Michigan. This division had been established in February of 1988. The purpose of this division was to underwrite residential mortgages and subsequently sell them into the secondary market. Mortgages were originated on both a servicing retained and servicing released basis.

Substantially all the loans originated by this division were presold to institutional investors or government agencies and are only originated subject to this forward commitment.

         The Bank retained the mortgage servicing portfolio after the sale of the division, although it retained the former division to service the loans.
At December 31, 1995 substantially all of the mortgage loan servicing portfolio
had been sold.   See Management's Discussion and Analysis for further
amplification on operating contributions of this division and the effect of the sale.

Entertainment Division

         The Bank's entertainment division, based in its West Los Angeles Regional Office, is designed specifically to serve the needs of accountants and business managers serving artists and other entertainment industry related companies and individuals, while providing a more diverse source of deposits for the Bank as a whole.

Customers and Business Concentration

         The Bank believes that there is no single customer whose loss would have a material adverse effect on the Bank. At year end 1995, the Bank obtained approximately 7.2% of its deposits from companies associated with the
real estate business, primarily title and escrow companies.   While this
appears to be a significant deposit concentration, because these deposits are attributable to a large number of companies in a diverse market (from small single family homes to larger projects), the Bank does not believe there is a problematical concentration in any one industry. To account for seasonal and economic variations in this industry, the Bank has taken a number of steps to insure liquidity. Regarding business concentrations in both lending and deposit activities, see Management's Discussion and Analysis.

Competition

         The Company does not conduct any business unrelated to the business of the Bank and thus is affected by competition only in the Banking industry.

         The Bank's primary commercial banking market area consists of the area encompassed in an approximately sixty mile radius from the downtown Los Angeles area, including much of Ventura County, the San Fernando Valley, Beverly Hills, West Los Angeles, the San Gabriel Valley, the South Bay area and metropolitan areas of the City and County of Los Angeles. The Bank also serves Orange County.

         The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers.
Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank will arrange for those services to be provided by its correspondents.

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

Effect of Governmental Policies and Recent Legislation

         Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "Item 1. Business - Supervision and Regulation."

Supervision and Regulation

         Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         The Company

         The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal

Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

         The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

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

         Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

         The Bank

         The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Comptroller of the Currency (the "Comptroller"). If, as a result of an examination of a Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a Bank's deposit insurance in the absence of action by the Comptroller and upon a finding that a Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. The Bank is not currently subject to any such actions by the Comptroller or the FDIC.

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

         Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. See "Item 1. Business - Supervision and Regulation - Capital Standards."

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

         The Comptroller also has authority to prohibit the Bank from engaging in activities that, in the Comptroller's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Comptroller and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. The Superintendent may impose similar limitations on the conduct of California-chartered banks. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions.

         At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank and exercise of options and warrants to purchase shares of the Company.

         The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business
- Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

         Capital Standards

         The Federal Reserve Board, the Comptroller and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is
3%.   For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3%
minimum, or 4% to 5%.   In addition to these uniform risk-based capital
guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

         In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

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

         Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See "Item 1. Business -- Supervision and Regulation -- Accounting Changes." The federal banking agencies recently issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. The banking agencies have issued a final rule which requires them to revise their risk based capital guidelines to ensure that their standards take adequate account of interest rate risk ("IRR"). These amendments to risk-based capital guidelines had not been finalized for banks as of December 31, 1995.

         The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1995.

                                    December 31, 1995
                                    -----------------
 Minimum
 Capital
 Requirement                                 Actual                          Ratio
 -----------                                 ------                          -----
 Leverage ratio                               10.52%                         4.0%
 Tier 1 risk-based ratio                      14.92                          4.0
 Total risk-based ratio                       16.19                          8.0


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

         In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

  "Well capitalized"                           "Adequately capitalized"
  ------------------                           ------------------------
  Total risk-based capital of 10%;             Total risk-based capital of 8%;
  Tier 1 risk-based capital of 6%; and         Tier 1 risk-based capital of 4%; and
  Leverage ratio of 5%.                        Leverage  ratio of 4% (3% if
                                               the institution receives the
                                               highest rating from its
                                               primary regulator)

  "Undercapitalized"                           "Significantly undercapitalized"
  ------------------                           --------------------------------
  Total risk-based capital less than 8%;       Total risk-based capital less than 6%;
  Tier 1 risk-based capital less than 4%;      or Tier 1 risk-based capital less than 3%; or
  Leverage ratio less than 4% (3% if the       Leverage ratio less than 3%.
  institution receives the highest rating
  from its primary regulator)

  "Critically undercapitalized"
  -----------------------------
  Tangible equity to total assets less than 2%.

         An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

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

         Safety and Soundness Standards

         In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

         The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

         Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the Comptroller). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the Comptroller to define well-capitalized, adequately capitalized and undercapitalized are the same in the Comptroller's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.


Assessment Rates Effective Through the First Half of 1995

                                                    Group A       Group B         Group C
                                                    -------------------------------------
         Well Capitalized . . . . . . . . . . . .      23           26              29
         Adequately Capitalized . . . . . . . . .      26           29              30
         Undercapitalized . . . . . . . . . . . .      29           30              31


Assessment Rates Effective through the Second Half of 1995

                                                     Group A        Group B        Group C
                                                     -------------------------------------
         Well Capitalized . . . . . . . . . . . .        4            7             21
         Adequately Capitalized . . . . . . . . .        7           14             28
         Undercapitalized . . . . . . . . . . . .       14           28             31

Assessment Rates Effective January 1, 1996

                                                     Group A        Group B        Group C
                                                     -------------------------------------
         Well Capitalized . . . . . . . . . . . .       0*           3              17
         Adequately Capitalized . . . . . . . . .       3           10              24
         Undercapitalized . . . . . . . . . . . .      10           24              27

         *Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

         At December 31, 1995, the Bank was well capitalized (Group A).

         A number of proposals have recently been introduced in Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was introduced and referred to the House Banking Committee that would, among other things: (i) impose a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the responsibility for FICO interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions;
(iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998; (v) require savings associations to convert to state or national bank charters by January 1, 1998; (vi) require savings associations to divest any activities not permissible for commercial banks within five years; (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations); and (ix) abolish the OTS and transfer the OTS' regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF. The legislation was considered and passed by the House Banking Committee's Subcommittee on Financial Institutions on September 27, 1995, and has not yet been acted on by the full House Banking Committee.

         On September 20, 1995, similar legislation was introduced in the Senate, although the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.

         The future of both these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act. The budget bill, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by institutions as of March 31, 1995; (ii) provide an exemption to this rule for weak institutions, and a 20% reduction in the SAIF-assessable deposits of so-called "Oakar banks;" (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions; (iv) merge the BIF and SAIF on January 1, 1998, only if no insured depository institution is a savings association on that date; (v) establish a special reserve for the SAIF on January 1, 1998; and
(vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio. The bill does not include a provision to merge the charters of savings associations and commercial banks.

         In light of ongoing debate over the content and fate of the budget bill, the different proposals currently under consideration and the uncertainty of the Congressional budget and legislative processes in general, management cannot predict whether any or all of the proposed legislation will be passed, or in what form. Accordingly, the effect of any such legislation on the Bank cannot be determined.

         Interstate Banking and Branching

         In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

         The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

         In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

         Community Reinvestment Act and Fair Lending Developments

         The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. The Bank's compliance with CRA is monitored by the Comptroller, which assigns the Bank a publicly available CRA rating. An assessment of CRA compliance is required by both the Comptroller and the Federal Reserve Board in connection with applications for approval of certain activities such as mergers with or acquisitions of other banks or bank holding companies. In April of 1995, the federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the areas of lending (specifically the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the new regulations became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria will go into effect for examinations beginning on July 1, 1997. Although management cannot predict the impact of the substantial changes in the new rules on the Bank's CRA rating, it will continue to take steps to comply with the requirements in all respects.

         In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The Comptroller has rated the Bank "satisfactory" in complying with its CRA obligations.

         In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

         Accounting Changes

         In February 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 109, "Accounting for Income Taxes," which superseded SFAS No. 96 of the same title. SFAS No. 109, which was adopted by the Company effective January 1, 1993, employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. Adoption by the Company of SFAS No. 109 did not have a material impact on the Company's results of operations.


         In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining that foreclosure is probable. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as real estate owned only if the lender had taken possession of collateral.

         SFAS No. 118 amended SFAS No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Company adopted SFAS No. 114 and No. 118 as of January 1, 1995. The Bank had previously measured the allowance for loan losses using methods similar to that prescribed in SFAS 114. As a result, no additional provision was required by the adoption of this pronouncement.

         In December 1990, FASB issued SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" effective for fiscal years beginning after December 15, 1992. In November 1992, FASB issued Statement of Financial Standards No. 112, "Employers' Accounting For Post-Employment Benefits," effective for fiscal years beginning after December 15, 1993. SFAS No. 106 and SFAS No. 112 focus primarily on post-retirement health care benefits. The Company does not provide post-retirement benefits, and SFAS No. 106 and SFAS No. 112 will have no impact on net income in 1996.

         In May 1993, the FASB issued SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments would be classified in three categories and accounted for as follows: (i) debt and equity securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity. The Company adopted SFAS No. 115 in 1993. The adoption of SFAS 115 did not have a material impact on the financial position or results of operations of the Bank.

EMPLOYEES

                 As of December 31, 1995, the Company had three employees, its
President ,Chief Executive Officer and Chief Financial Officer.    At December
31, 1995, the Bank had 115 full-time employees or equivalents. Of these employees, 11 held titles of senior vice president or above. At December 31, 1995, none of the executive officers of the Bank served pursuant to written employment agreements. None of the Company's or the Bank's employees are represented by a labor union. The Company considers its relationship and the Bank's relationship with each company's respective employees to be excellent.


Item 2.          PROPERTIES

                 The principal offices of the Company are located in a multi-story office building located at 16030 Ventura Boulevard, Encino, California 91364 for which it pays a monthly rental of $60,000. The lease contains a ceiling on cost on living adjustments of 5% per year. The lease is renewable. The Bank also has certain month to month or short term leases for offices in West Los Angeles, the South Bay, Ventura and the San Gabriel Valley. Each of these leases is short term in nature and is not material to the Company. Management believes that the existing leases will provide for their space requirements for the foreseeable future, at least until the completion of the proposed merger with Home Interstate Bancorp.

Item 3.          LEGAL PROCEEDINGS

                 In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations. For further information, see Note 15 to the Consolidated Financial Statements of the Company.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were presented for a vote of shareholders during fourth quarter 1995.

Item 4(A).       EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are brief summaries of the background and business experience of each of the directors and executive officers of the Company and the Bank as of December 31, 1995:

                                      POSITION AND         POSITION AND         DIRECTOR OF
                                      ------------         ------------         -----------
                                      OFFICE WITH CU       OFFICE WITH THE      COMPANY AND BANK
                                      --------------       ---------------      ----------------
 NAME                        AGE      BANCORP              BANK                 SINCE:
 ----                        ---      -------              ----                 ------
 Kenneth L. Bernstein         53      Director            Director                  1994

 Stephen G. Carpenter         56      Chairman, Chief     Chairman, Chief           1992
                                      Executive Officer   Executive Officer

 Richard H. Close             51      Director,           Director,                 1981
                                      Secretary           Secretary

 Paul W. Glass                50      Director            Director                  1984

 Ronald S. Parker             51      Director            Director                  1993

 David I. Rainer              39      Director,           Director,                 1992
                                      President, Chief    President, Chief
                                      Operating Officer   Operating Officer

         None of the directors or officers of CU Bancorp or CU Bank were selected pursuant to any arrangement or understanding other than with the directors and officers of CU Bancorp and CU Bank acting in their capacities as such. There are no family relationships between any two or more of the directors, or officers.

         Set forth below are brief summaries of the background and business experience, including principal occupation, of the directors.

         KENNETH L. BERNSTEIN, was elected to the Board of CU Bancorp and CU Bank in December 1993, and assumed the positions in February 1994. He is the President of BFC Financial Corporation and has served in such capacity since 1965. BFC Financial Corporation performs a variety of service for both the finance industry and clients of that industry.

         STEPHEN G. CARPENTER, joined CU Bank in 1992 from Security Pacific National Bank where he was Vice Chairman in charge of middle market lending from July 1989 to June 1992. Mr. Carpenter was previously employed at Wells Fargo Bank from July 1980 to July 1989, where he was an Executive Vice President. He assumed the additional role of Chairman of CU Bank in February, 1994 and Chairman of CU Bancorp in 1995.

         RICHARD H. CLOSE has been a principal in the law firm of Shapiro, Rosenfeld & Close, a Professional Corporation, in Los Angeles, California, since 1977.

         PAUL W. GLASS is a certified public accountant and has been a principal in the accountancy firm of Glass & Rosen, in Encino, California, since 1980.

         RONALD S. PARKER has been the Chairman of Parker, Mulcahy & Associates, a regional merchant banking firm, since May 1992. Prior to that he was the Executive Vice President and Group Head of the Corporate Banking Group of Security Pacific National Bank from March of 1991 to May of 1992. He held a similar position at Wells Fargo National Bank from 1984 to 1991. Mr. Parker resigned from the Board in December 1993. He was reappointed in 1994.

         DAVID I. RAINER was appointed Executive Vice President of CU Bank in June 1992 and assumed the position of Chief Operating Officer in late 1992. He assumed the additional title of President of CU Bank in February, 1994 and President and Chief Operating Officer of CU Bancorp in 1995. He was elected to the Board of Directors of CU Bancorp and California United Bank in 1993. From July 1989 to June 1992, Mr. Rainer was employed by Bank of America (Security Pacific National Bank) where he held the position of Senior Vice President. From March 1989 to July 1989, Mr. Rainer was a Senior Vice President at Faucet & Company, where he co-managed a stock and bond portfolio. From July 1982 to March 1989, Mr. Rainer was employed by Wells Fargo Bank, where he held the positions of Vice President and Manager.

         No director, officer or affiliate of CU Bancorp or of CU Bank, no owner of record or beneficially of more than five percent of any class of voting securities of CU Bancorp or no associate of any such director, officer or affiliate is a party adverse to CU Bancorp or CU Bank in any material pending legal proceed

         The following are officers of CU Bancorp and the Bank as of December 31, 1995:

                                            POSITION AND        POSITION AND
                                            OFFICES WITH THE    OFFICES WITH         OFFICER
 NAME                               AGE     COMPANY             THE  BANK            SINCE
 ----                               ---     -------             ---------            -----
 STEPHEN G. CARPENTER               56      Director, Chief     Chairman, Chief      1992
                                            Executive Officer   Executive Officer

 DAVID I. RAINER                    39      Director,           Director,            1992
                                            President, Chief    President, Chief
                                            Operating Officer   Operating Officer

 ANNE WILLIAMS                      38      Chief Credit        Chief Credit         1992
                                            Officer             Officer

 PATRICK HARTMAN                    46      Chief Financial     Chief Financial      1992
                                            Officer             Officer

         Set forth below are brief summaries of the background and business experience, including principal occupation, of the executive officers of CU Bancorp who have not previously been discussed herein.

         PATRICK HARTMAN has been employed by CU Bank since November, 1992. Prior to assuming his present positions he was Senior Vice President/Chief Financial Officer for Cenfed Bank for a period during 1992. Mr. Hartman held the post of Senior Vice President/Chief Financial Officer of Community Bank, Pasadena, California, for thirteen years.

         ANNE WILLIAMS joined CU Bank in 1992 as Senior Loan Officer. She was named to the position of Chief Credit Officer in July 1993. Prior to that time she spent five years at Bank of America / Security Pacific National Bank, where she was a credit administrator in asset based lending, for middle market in the Los Angeles Area. Ms. Williams was trained at Chase Manhattan Bank in New York, and was a commercial lender at Societe Generale in Los Angeles and Boston Five Cents Savings Bank where she managed the corporate lending group.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relative to the market for the Company's Common Stock.

Holders of Company's Common Stock

         As of the close of business on December 31, 1995 there were 416 record holders of the Company's issued and outstanding Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

                           CU BANCORP AND SUBSIDIARY

Amounts in thousands of dollars, except per share data and amounts expressed as percentages

                                                              AS OF THE YEARS ENDED DECEMBER 31,
                                               1995            1994           1993            1992            1991
                                               ----            ----           ----            ----            ----
CONSOLIDATED BALANCE SHEET DATA

Securities held to maturity                   $  66,735     $   74,153      $   88,034    $   84,724       $   59,533
Securities available for sale                     6,345
Net loans                                       183,696        167,175         134,148       193,643          273,126
Total earning assets                            289,276        261,328         251,559       281,723          429,480
Total assets                                    325,309        304,154         279,206       353,923          516,762
Total deposits                                  284,510        264,181         238,928       318,574          473,125
Total shareholders' equity                       33,006         29,744          26,990        24,632           32,598
Regulatory risk based capital ratio               16.19%         15.40%          16.71%        12.87%           12.31%
Regulatory capital leverage ratio                 10.52%         10.44%           9.16%         6.12%            6.91%
Allowance for loan losses to:
   Period end total loans                          3.64%          4.25%           4.63%         6.28%            4.33%
   Nonperforming loans                              677%        20,631%            473%           95%              75%
   Nonperforming assets                             677%        20,631%            283%           95%              59%

 CONSOLIDATED OPERATING RESULTS
 Net interest income                          $  15,536      $  13,881      $   14,431     $  20,625       $   25,681
 Other operating income                           2,065          5,408          26,423        21,499           10,537
 Provision for loan losses                            0              0             450        17,090           14,267
 Operating expenses                              12,554         14,735          36,883        37,493           27,843
 Net income (loss)                                2,894          2,574           2,098        (8,190)          (3,637)
 Fully diluted income/(loss) per              $     .60      $     .56       $    0.47     $   (1.90)      $    (0.83)
      common & equivalent share
 Net interest margin                               5.68%          5.99%           5.86%         6.07%            6.99%
 Return on average shareholders'                   9.38%          9.12%           8.12%       (26.06)%         (10.27)%
      equity
 Return on average assets                          0.97%          0.97%           0.69%        (1.89)%          (0.76)%
 Cash dividends per common share              $     .08          -----           -----         -----       $    0.150

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS

OVERVIEW

The Company earned $2.9 million, or $0.60 per share, during in 1995, compared to $2.6 million, or $0.56 per share, in 1994 and $2.1 million, or $.47 per share in 1993. Composition of the earnings has changed substantially in 1995. Prior to that, a substantial portion of the Bank's earnings had been attributable to the Mortgage Banking operation, which was sold in November 1993. The Mortgage origination operation contributed about two thirds of the earnings for 1993, and approximately 56% of the earnings in 1994 were attributable to a gain on the sale of mortgage servicing rights retained when the origination operation was sold. Since then, the earnings of the core commercial bank have grown steadily as the mortgage related income has been eliminated. For the year ended December 31, 1995, income related to sales of mortgage servicing was less than 8% of the Bank's earnings.

The Bank's asset quality ratios continue to be exceptionally strong.  At
December 31, 1995, nonperforming assets were $1    million, compared with $36
thousand in 1994. The Bank did not have any real estate acquired through foreclosure at December 31, 1995 or December 31, 1994. The Bank's allowance for loan losses as a percent of both nonperforming loans and nonperforming assets at December 31, 1995 was 677%, compared to 1994 levels of 20,631%.

Capital ratios are strong, substantially exceeding levels required for the "well capitalized" category established by bank regulators. The Total Risk-Based Capital Ratio was 16.19%, the Tier 1 Risk-Based Capital Ratio was 14.92%, and the Leverage Ratio was 10.52% at December 31, 1995, compared to 15.40%, 14.12%, and 10.44%, respectively, at year-end 1994. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

The Bank's strong capital and asset quality position allows the Bank to continue to grow its core business which provides relationship based services to middle market customers and positions the Bank for its acquisition strategy. During the year ended December 31, 1995, the Bank generated approximately $135 million in new loan commitments, compared with about $121 million and $101 million for the comparable periods of 1994 and 1993.

The Bank announced actions taken in 1995 and early 1996 that supplement the Bank's successful internal growth with strategically selected mergers and acquisitions. In March of 1995, the Bank had announced the signing of an agreement to acquire Corporate Bank, a Santa Ana based community bank with approximately $70 million in assets. This purchase was completed in January of 1996. In January 1996, the Bank also announced the signing of an agreement to merge with Home Interstate Bancorp, the parent of Home Bank, based in the South Bay. This merger, targeted to be completed near the end of the second quarter of 1996, would create a combined bank with over $800 million in assets and 22 branches.



BALANCE SHEET ANALYSIS

LOAN PORTFOLIO COMPOSITION AND CREDIT RISK

The Bank's loan portfolio at December 31, 1995 has maintained the high standards of credit quality that have been established as the commercial loan portfolio has been built over the past three years. Non performing assets have been reduced to insignificant levels and exposures to real estate have been greatly reduced to consist primarily of loans secured by real estate made to the Bank's core middle market customers as a secondary part of their total business relationship.

Total loans at December 31, 1995 increased by $16 million during the year. Portfolio growth in the last three quarters of 1995 were partially offset by the decline of $6 million in the first quarter of 1995. Loan paydowns for the first quarter were unusually high, with Entertainment related loans declining $7 million as a number of project related loans paid off, combined with normal payoffs and seasonality in the commercial portfolio.

The Bank's focus on middle market lending, in its infancy at year-end 1992, gained momentum in 1993 and further accelerated in 1994. Total loans increased $34 million during 1994. Offsetting this, the remaining Held for Sale mortgages of $10.4 million at December 31, 1993 were sold in the first quarter of 1994. Excluding this planned liquidation, loans increased by $44 million, or 34%, for the year ended December 31, 1994.


TABLE 1  LOAN PORTFOLIO COMPOSITION

Amounts in thousands of dollars

                                        1995              1994              1993              1992              1991
                                  --------------------------------------------------------------------------------------
Commercial & Industrial Loans     $164,966    87%   $142,885    82%   $ 93,549    67%   $ 87,999    43%   $127,553    45%
 Real Estate Loans:
   Commercial                       20,190    10      26,528    15      28,901    21      35,751    17      38,437     1
   Held for Sale                         0                 0            10,426     7      40,167    19      40,350    14
   Mortgages                         5,470     3       4,773     3       6,559     5      36,320    18      52,785    19
   Construction                          0               416             1,226             2,392     1      14,368     5
Term federal funds sold                  0                 0                 0             4,000     2      12,000     4
                                  --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
Total loans net of unearned
   fees                           $190,626   100%   $174,602   100%   $140,661   100%   $206,629   100%   $285,493   100%
                                  ========   ===    ========   ===    ========   ===    ========   ===    ========   ===


TABLE 1A: LOAN PORTFOLIO MATURITIES AT DECEMBER 31, 1995
(in Thousands)

                                                     WITHIN           AFTER ONE        AFTER
                                                      ONE             BUT WITHIN       FIVE
                                                      YEAR            FIVE YEARS       YEARS           TOTAL
                                                    --------          ----------       ------         --------
 Commercial & Industrial Loans                      $126,834           $33,029         $5,103         $164,966
 Real Estate - Commercial & Mortgage                   6,918            15,797          2,945           25,660
                                                    --------           -------         ------         --------
 Total loans                                        $133,752           $48,826         $8,048         $190,626
                                                    ========           =======         ======         ========
 Loans due after one year with
    predetermined interest rates                                        $3,911         $1,464
 Loans due after one year with
    floating or adjustable rates                                        44,915          6,584
                                                                       -------         ------
                                                                       $48,826         $8,048
                                                                       =======         ======




Table 1a above summarizes the maturities of the loan portfolio based upon the contractual terms of the loans. The Bank does not automatically rollover any loans at maturity. Maturing loans must go through the Bank's normal credit approval process in order to receive a new maturity date.

The Bank lending effort is focused on business lending to middle market customers. Current credit policy permits commercial real estate lending generally only as part of a complete commercial banking relationship with a middle market customer. Commercial real estate loans are secured by first or second liens on office buildings and other structures. The loans are secured by real estate that had appraisals in excess of loan amounts at origination.

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

The amount and composition of the allowance for loan losses is as follows:

TABLE 2  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Amounts in thousands of dollars

                                                                               DECEMBER 31,
                                                1995             1994             1993             1992             1991
                                                ----             ----             ----             ----             ----
 Amounts in thousands of dollars
 Commercial & Industrial Loans                 $6,594           $7,096           $5,699          $11,597           $11,147
 Real estate loans - Held for Sale                  0                0               67              368                90
 Real estate loans - Mortgages                      0                0              225              249                28
 Real estate loans - Construction                   0                0               10               62               100
 Other loans                                        0                0                0               19                 0
                                               ------          -------           ------          -------           -------
 Loans                                          6,594            7,096            6,001           12,295            11,365
 Unfunded commitments and letters of
   credit                                         336              331              512              691             1,002
                                               ------           ------           ------          -------           -------
 Total Allowance for loan losses               $6,930           $7,427           $6,513          $12,986           $12,367
                                               ======           ======           ======          =======           =======



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


Activity in the allowance, classified by type of loan, is as follows:



TABLE 3   ANALYSIS OF THE CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

Amounts in thousands of dollars

                                                                1995           1994           1993            1992           1991
                                                                ----           ----           ----            ----           ----
 Balance at January 1                                          $7,427         $6,513        $12,986        $12,367          $4,128
                                                                -----          -----         ------         ------           -----
 Loans charged off:
    Real estate secured loans                                     529            486          3,266          4,425           1,220
    Commercial loans secured and unsecured loans                  543            820          6,582         12,562           5,422
    Loans to individuals, installment and other loans              17            107            901            813             258
                                                                   --            ---            ---            ---             ---
 Total charge-offs                                              1,089          1,413         10,749         17,800           6,900
                                                                -----          -----         ------         ------           -----
 Recoveries of loans previously charged off:
    Real estate secured loans                                      58            586            393            249              15
    Commercial loans secured and unsecured                        522          1,735          3,189          1,001             819
    Loans to individuals, installment and                          12              6            244             79              38
                                                                   --              -            ---           ----            ----
 Total recoveries of loans previously charged off                 592          2,327          3,826          1,329             872
                                                                  ---          -----          -----          -----            ----
 Net charge-offs                                                  497           (914)         6,923         16,471           6,028
 Provision for loan losses                                          0              0            450         17,090          14,267
                                                                   --              -            ---         ------          ------
 Balance at December 31                                        $6,930         $7,427         $6,513        $12,986         $12,367
                                                                =====          =====          =====         ======          ======
 Net loan charge-offs (recoveries) as a percentage
    of average gross loans outstanding during the
    year ended December 31                                        .28%         (0.61)%         3.49%          6.70%           2.36%
                                                                 ====        =======          =====          =====           =====



The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due. In addition, it includes loans where there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At December 31, 1995, nonperforming loans amounted to $1 million compared with $36 thousand at December 31, 1994.

Potential problem loans are defined as loans as to which there are serious doubts about the ability of the borrowers to comply with present loan repayment terms. It is the policy of the Bank to place all potential problem loans on nonaccrual status. At December 31, 1995, therefore, the Bank had no potential problem loans other than those disclosed in Table 4 as nonperforming loans.


TABLE 4:  NONPERFORMING ASSETS

Amounts in thousands of dollars


                                                                                             DECEMBER 31,
                                                                1995             1994          1993         1992          1991
                                                                ----             ----          ----         ----          ----
Loans not performing (1)                                       $1,024            $36         $  378        $ 8,978      $14,955
Insubstance foreclosures                                            0              0          1,000          4,652        1,512
                                                               ------            ---         -------       -------      -------
Total nonperforming loans                                       1,024             36          1,378         13,630       16,467
Other real estate owned                                             0              0            920              0        4,564
                                                               ------            ---         -------       -------      -------
Total nonperforming assets                                     $1,024            $36         $2,298        $13,630      $21,031
                                                               ======           ====         ======        =======      =======

Allowance for loan losses as a percent of:
Nonperforming loans                                               677%        20,631%            473%           95%          75%
Nonperforming assets                                              677         20,631             283            95           59
Nonperforming assets as a percent of total assets                 0.3              0             0.8           3.8          4.2
Nonperforming loans as a percent of total loans                   0.5              0             1.0           6.6          5.8

Note 1:
Loans not performing                                           $1,024            $36         $     9       $ 2,895       $4,783
Performing as agreed                                                0              0             369         1,075        1,531
Partial performance                                                 0              0               0         5,008        8,641
                                                               ------            ---         -------       -------     --------
Not performing                                                 $1,024            $36         $   378       $ 8,978      $14,955
                                                               ======            ===         =======       =======     ========
Nonaccrual:
Loans                                                          $1,024            $36         $   378       $ 7,728      $11,357
Troubled debt restructurings                                        0              0               0         1,250        1,326
Loans past due ninety or more days(a):                              0              0               0             0        2,272


(a) Past due with respect to principal and/or interest and continuing to accrue interest.




SECURITIES


The Securities Held to Maturity portfolio totaled $67 million at December 31, 1995, compared with $74 million at year-end 1994. In the fourth quarter of 1995, the Bank performed a one-time reassessment of the designations of securities as held to maturity or available for sale, in accordance with a special report issued by the Financial Accounting Standards Board on the subject of investments. As a result of this assessment, $5.9 million of collateralized mortgage obligations were transferred out of the held to maturity portfolio into the available for sale portfolio.

The Securities Available for Sale portfolio totaled $6.3 million at December 31, 1995, with no investments being included in this category in 1994. Included in the December 31, 1995 balance is an unrealized gain of $143 thousand.


There have been no realized gains or losses on securities in 1995 or 1994. Gains of $77 thousand were realized in 1993. At December 31, 1995, there were unrealized gains of $623 thousand and losses of $244 thousand in the securities held to maturity portfolio.

Additional information concerning securities is provided in the footnotes to the accompanying financial statements.

OTHER REAL ESTATE OWNED

There was no Other Real Estate Owned on the Bank's balance sheet at December 31, 1995 and 1994. The Bank's policy is to carry properties acquired in foreclosure at fair value less estimated selling costs, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against a valuation allowance for other real estate owned, created by charging a provision to other operating expenses.
The Bank has not had any significant expenses related to Other Real Estate Owned in 1995 or 1994. In 1993, expenses related to Other Real Estate Owned totaled $234 thousand.

DEPOSIT CONCENTRATION

Prior to 1992, the Bank's focus on real estate-related activities resulted in a concentration of deposit accounts from title insurance and escrow companies.
As the Bank has changed its focus to commercial lending, the amounts of title and escrow related deposits has declined for the past three years. These deposits are generally noninterest bearing transaction accounts that contribute to the Bank's interest margin. Noninterest expense related to these deposits is included in other operating expense. The Bank monitors the profitability of these accounts through an account analysis procedure.

The Bank offers products and services allowing customers to operate with increased efficiency. A substantial portion of the services, provided through third party vendors, are automated data processing and accounting for trust balances maintained on deposit at the Bank. These and other banking related services, such as deposit courier services, will be limited or charged back to the customer if the deposit relationship profitability does not meet the Bank's expectations.

Noninterest bearing deposits represent nearly the entire title and escrow relationship. These balances have been reduced substantially as the Bank focused on middle market business loans. The balance at December 31, 1995, was $20 million compared to $44 million at December 31, 1994. The bank has greatly reduced their reliance on title and escrow deposits, with these relationships representing approximately 7% of deposits in 1995, and 17% at year end 1994.



TABLE 5  REAL ESTATE ESCROW AND TITLE
INSURANCE COMPANY DEPOSITS  AMOUNTS IN
THOUSANDS OF DOLLARS

                                                                                                 AVERAGE BALANCE
                                                             YEAR ENDED                          12 MONTHS ENDED
                                                          DECEMBER 31, 1995                     DECEMBER 31, 1995
                                                          -----------------                     -----------------
                                                             PERCENT OF      PERCENT               PERCENT OF         PERCENT
                                                               TOTAL           OF                     TOTAL             OF
                                                 AMOUNT       DEPOSITS       CLASS     AMOUNT       DEPOSITS          CLASS
                                               --------   ---------------    ------    ------   ---------------       --------
 1995 Balances
 Noninterest bearing demand deposits           $19,633         6.9%          20.9%     $21,747         7.6%           23.1%
 Interest-bearing demand & savings deposits        877          .3             .5        1,274          .5              .7
                                               -------         ---                     -------
 Total deposit concentration                   $20,510         7.2%                    $23,021         8.1%
                                               =======         ====                    =======         ====

 1994 Balances                                 $45,645        17.3%                    $46,171         19.8%
                                               =======        =====                    =======         =====


The Bank had $45 million in certificates of deposit larger than $100 thousand dollars at December 31, 1995. The maturity distribution of these deposits is relatively short term, with $31 million maturing within 3 months and $43 million maturing within 12 months.

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


During 1994 and 1995, loan growth for the Bank outpaced growth of deposits from the Banks commercial customers. The Bank funded this growth, combined with the Bank's reduced concentration in title and escrow deposits, in part with certificates of deposit from customers from outside the Bank's normal service area. These out of area deposits are certificates of deposit of $90,000 or greater, that are priced competitively with similar certificates from other financial institutions throughout the country. At December 31, 1995, the Bank had approximately $83 million of these out of area deposits, up from $55 million at December 31, 1994. The Bank's experience with raising out of area deposits for the past two years indicates that the balances are quite stable when priced to the current market.


The Bank's portfolio of large certificates of deposit (those of $100 thousand or more), includes both deposits from its base of commercial customers and out of area deposits. At December 31, 1995 this funding source was 17% of average deposits, compared to 16% at December 31, 1994.


TABLE 6   INTEREST RATE MATURITIES OF EARNING ASSETS AND FUNDING LIABILITIES AT
DECEMBER 31, 1995

Amounts in thousands of dollars

                                                                           AMOUNTS MATURING OR REPRICING IN
                                                      -------------------------------------------------------------------------
                                                                        MORE THAN     MORE THAN       MORE THAN
                                                                     3 MONTHS BUT  6 MONTHS BUT    9 MONTHS BUT
                                                        LESS THAN       LESS THAN     LESS THAN       LESS THAN       12 MONTHS
                                                         3 MONTHS        6 MONTHS      9 MONTHS       12 MONTHS          & OVER
 Amounts in thousands of dollars                      -----------   ------------   ------------    -----------        ---------
 Earning Assets
  Gross Loans                                            $184,535        $    421        $   294        $    82         $ 5,293
  Investments                                               6,973           4,505          5,049          5,109          51,444
 Federal funds sold & other                                32,500               0              0              0               0
                                                         --------        --------        -------        -------         -------
    Total earning assets                                  224,008           4,926          5,343          5,191          56,738
                                                         --------        --------        -------        -------         -------
 Interest bearing deposits:
   Savings and interest bearing demand                     74,413               0              0              0               0
   Time certificates of deposit:
    Under $100                                             33,766          17,141          5,451          7,390           7,118
    $100 or more                                           31,164           8,233          1,100          2,351           2,284
    Non interest bearing demand deposits                   13,920               0              0              0               0
                                                         --------        --------        -------        -------         -------
    Total interest bearing liabilities                    153,263          25,374          6,551          9,741           9,402
                                                         --------        --------        -------        -------         -------
 Interest rate sensitivity gap                             70,745         (20,448)        (1,208)        (4,550)         47,336
                                                         --------        --------        -------        -------         -------
 Cumulative interest rate sensitivity gap                  70,745          50,297         49,089         44,539          91,875
 Off balance sheet financial instruments                        0               0              0              0               0
                                                                -               -             --              -               -
 Net cumulative gap                                      $ 70,745        $ 50,297        $49,089        $44,539         $91,875
                                                         ========        ========        =======        =======         =======
 Adjusted cumulative ratio of rate sensitive
 assets to rate sensitive liabilities(1)                     1.46%           1.28%          1.27%          1.23%           1.45%
                                                            =====           =====          =====           ====           =====

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

CAPITAL

Total shareholders' equity was $33 million at December 31, 1995, compared to $30 million at year-end 1994. This increase was due to earnings, plus the exercise of stock options and warrants. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1995 and 1994, the Bank's capital levels substantially exceeded the "well capitalized" standards, the highest classification established by bank regulators.



 TABLE 7  CAPITAL RATIOS

                                                                                   REGULATORY STANDARDS
                                                                                   --------------------
                                                 DEC  31,         DEC  31,         WELL -
                                                   1995             1994         CAPITALIZED        MINIMUM
                                                  -------          -------       -----------       --------
         Total Risk Based Capital                 16.19%             15.40%        10.00%            8.00%
         Tier 1 Risk Based Capital                14.92              14.12          6.00             4.00
         Equity to Average Assets                 10.52              10.44          5.00             3.00




In February of 1995, the Company declared a dividend of $.02 per share payable March 13, 1995 to shareholders of record February 20, 1995. The Company also declared a dividend of $.02 per share for the quarter ended June 30, 1995, payable September 4, 1995 to shareholders of record August 15, 1995. During the third quarter, the company declared a dividend $.02 per share, payable November 27 to shareholders of record November 13. For the fourth quarter of 1995, the company declared a dividend of $.02 per share, payable February 28 to shareholders of record January 31. The dividend payout ratio was 13% for the year ending December 31, 1995. No dividends were paid in 1994 .

The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market Systems where it trades under the symbol CUBN.



TABLE 8  STOCK PRICES - UNAUDITED


                                                                   1995                      1994
                                                           -------------------        ------------------
                                                             HIGH         LOW          HIGH         LOW
                                                            -----        -----        -----        -----
         First Quarter                                      $7.50        $6.75        $7.50        $6.50
         Second Quarter                                      7.50         6.88         7.00         5.75
         Third Quarter                                       8.75         6.94         7.50         6.00
         Fourth Quarter                                     10.25         8.38         8.00         6.75

EARNINGS BY LINE OF BUSINESS

Prior to the sale of the mortgage origination operation in November, 1993, the Bank operated a commercial bank and a mortgage bank as two distinct business segments. Since 1994, real estate lending is generally only done as part of a commercial banking relationship. After 1993, therefore, the Bank operates as only a single segment, the commercial banking operation. Table 9 shows the pre-tax operating contributions.



TABLE 9  PRE-TAX OPERATING CONTRIBUTION BY LINE OF BUSINESS (i)

Amounts in thousands of dollars


                                                    1995             1994                              1993
                                                   ------           ------          --------------------------------------------
                                                                                                     COMMERCIAL        MORTGAGE
                                                  CONSOLIDATED     CONSOLIDATED     CONSOLIDATED       BANKING          BANKING
                                                  ------------     ------------     ------------       -------          -------
 Net interest income                                 $15,536          $13,881          $14,431          $13,844           $587
 Provisions for loan losses                                0                0              450              200            250
                                                           -                -              ---              ---            ---
 Risk adjusted net interest income                    15,536           13,881           13,981           13,644            337
 Noninterest revenue                                   1,682            2,836           24,940            1,032         23,908
                                                       -----            -----           ------            -----         ------
 Total revenues                                       17,218           16,717           38,921           14,676         24,245
                                                      ------           ------           ------           ------         ------
 Salaries and related benefits                         6,834            6,335           11,020            6,151          4,869
 Other operating expenses                              5,720            7,800           25,416            7,738         17,678
                                                       -----            -----           ------            -----         ------
 Total operating expenses                             12,554           14,135           36,436           13,889         22,547
                                                      ------           ------           ------           ------         ------
 Operating income                                      4,664            2,582            2,485              787          1,698
 Gain on sale of mortgage origination                                                    1,483
   operation
 Gain on sale of mortgage servicing                      383            2,572
   portfolio
 Restructuring charge                                                    (600)
 Reserve for branch relocation                             -                -             (447)
                                                      ------           ------           ------
 Income before taxes                                  $5,047           $4,554           $3,521             $787           $1,698
                                                      ======           ======           ======             ====           ======

(i) Inter-divisional transactions for 1993 have been eliminated at the division level.

NET INTEREST INCOME AND INTEREST RATE RISK


Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income was $15.5 million for the year ended December 31, 1995 compared to $13.9 million in 1994 and $14.4 million in 1993. The change in 1995 is attributable to changes in volume and deposit mix. The Bank's net interest income has improved with the growth of the commercial loan portfolio from 1994 to 1995. This improvement was offset in part by the change in deposit mix away from non interest bearing title and escrow deposits, and the increase in certificates of deposit. The change in 1994 is primarily attributable to lower levels of average loans and deposits in 1994 being offset by favorable rate variations.


TABLE 10  ANALYSIS OF CHANGES IN NET INTEREST INCOME (1)

Amounts in thousands of dollars
Increases(Decreases)

                                                      YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                                       1995 COMPARED TO 1994                   1994 COMPARED TO 1993
                                               ---------------------------------      -------------------------------------
                                               Volume          Rate        Total        Volume           Rate        Total
                                               ------         -----       ------       -------          ------      -------
         Interest Income
         Loans, net                            $3,032         $1,625       $4,657       $(4,466)         $2,015     $(2,451)
         Investments                              124            691          815         1,149             175       1,324
         Federal Funds Sold                       531            444          975           213             251         464
                                                -----         ------       ------       -------          ------      ------
             Total interest income              3,687          2,760        6,447        (3,104)          2,441        (663)
                                                -----         ------       ------       -------          ------      ------
         Interest Expense
         Interest bearing deposits:
           Demand                                 341           (457)        (116)          185             (49)        136
           Savings                                (22)            40           18           (73)             13         (60)
           Time Certificates of deposit:
             Under $100                         2,761            531        3,292          (179)            197          18
             $100 or more                       1,129            557        1,686          (177)            166         (11)

         Federal funds purchased/Repos              0              0            0           (79)             (0)        (79)
         Other borrowings                         (70)           (18)         (88)         (135)             18        (117)
                                                -----         ------       ------       -------          ------      ------
             Total interest expense             4,139            653        4,792          (458)            345        (113)
                                                -----         ------       ------       -------          ------      ------
             Net interest income                $(452)        $2,107       $1,655       $(2,646)         $2,096      $ (550)
                                                ======        ======       ======      ========          ======     ========

(1) The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.


Yields on earning assets were approximately 8.9% for the year ended December 31, 1995, compared to 7.8% in 1994 and 7.6% in 1993. The higher average yield on earning assets in 1995 is the result of both an increase in the prime rate from an average of 7.1% in 1994 to an average of 8.8% in 1995, and an increasing percentage of assets being held in loans.


The higher average yield on earning assets in 1994 is largely due to the higher yield on loans as the prime rate began to rise in 1994. The average prime rate of 7.1% compares with 6% for 1993. Through October 8, 1993, net interest income continued to benefit from an interest rate swap agreement, discussed below.


Rates on interest bearing liabilities resulted in an average cost of funds of 4.2% in 1995, compared with 3.0% for the comparable period of 1994 and 2.9% for 1993. In addition to the generally higher level of interest rates in 1995, certificates of deposit represent a higher proportion of the funding liabilities, rather than lower cost money market or savings accounts.


Expressing net interest income as a percent of average earning assets is referred to as margin. Margin was 5.66% for 1995, compared to 5.99% in 1994 and 5.85% for 1993. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. Margin in 1995 is somewhat lower than 1994 due to the lower level of non interest bearing title and escrow deposits in the current year. Margin in 1994 was higher than 1993 as the benefits of rising interest rates offset the maturing of the interest rate swap agreement discussed below.


Through October 8, 1993, the Bank continued to benefit from an interest rate swap agreement entered into October 8, 1991, which had a notional amount of $100 million. Under this arrangement, the Bank received a fixed rate of 8.18% and paid interest at prime rate, which was 6.0% during 1993. The income earned from the interest rate swap agreement was $0 in 1994 and 1995, compared to $1.7 million in 1993.


TABLE 11  AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

Amounts in thousands of dollars



                                               1995                               1994                           1993
                                  ------------------------------   ------------------------------  ------------------------------
                                             Interest                          Interest                        Interest
                                            Income or   Yield or              Income or  Yield or             Income or  Yield or
                                  Balance    Expense      Rate     Balance    Expense     Rate     Balance     Expense     Rate
                                  -------    -------      ----     -------    --------    ----     -------     -------     ----
Interest Earning Assets
 Loans, Net(1)                    $170,511   $18,693     10.96%   $141,878    $14,036     9.89%   $188,967     $16,487     8.72%
 Investments(2)                     70,569     3,818      5.41      66,891      2,966     4.43      37,534       1,558     4.15
 Certificates of Deposit
  in other banks                        48         2      4.17       1,010         39     3.88       4,102         123     3.00
 Federal Funds Sold                 32,614     1,893      5.80      22,100        918     4.15      15,927         454     2.85
                                  --------   -------     -----    --------    -------    -----    --------     -------     ----
 Total Earning Assets              273,742    24,406      8.92     231,879     17,959     7.74     246,530      18,622     7.55
                                             -------     -----                -------     ----                 -------     ----
Non Earning Assets
 Cash & Due From Banks              22,294                          29,559                          41,243
 Other Assets                        7,774                           7,351                          15,645
                                  --------                        --------                        --------
Total Assets                      $303,810                        $268,789                        $303,418
                                  ========                        ========                        ========
Interest Bearing Liabilities
 Demand                           $ 87,815     1,614      1.84    $ 71,821      1,730     2.41    $ 64,179       1,594     2.48
 Savings                             9,101       273      3.00       9,893        255     2.58      12,741         315     2.47
Time Certificates of Deposits
 Less Than $100                     68,103     4,289      6.30      22,144        997     4.50      26,577         979     3.68
 More Than $100                     40,959     2,459      6.00      19,713        773     3.92      24,737         784     3.17
Federal Funds Purchased/
  Repos                                  0         0         0           0          0        0       2,712          79     2.91
                                  --------   -------     -----    --------    -------     ----    --------     -------     ----
Total Interest Bearing
  Liabilities                      205,978     8,635      4.19     123,571      3,755     3.04     130,945       3,751     2.86
Non Interest Bearing Deposits       58,088         0         0     109,004          0        0     137,485           0        0
                                  --------   -------     -----    --------    -------     ----    --------     -------     ----
Total Deposits                     264,066     8,635      3.27     232,575      3,755     1.61     268,431       3,751     1.40
Other Borrowings                     3,791       235      6.20       4,909        323     6.58       6,964         440     6.32
                                  --------   -------     -----    --------    -------     ----    --------     -------     ----
Total Funding Liabilities          267,857     8,870      3.31     237,484      4,078     1.72     275,395       4,191     1.52
                                             -------     -----                -------     ----                 -------     ----
Other Liabilities                    5,085                           3,264                           2,175
Shareholders' Equity                30,868                          28,006                          25,848
                                  --------                        --------                        --------
Total Liabilities and
  Shareholders' Equity            $303,810                        $268,754                        $303,418
                                  ========                        ========                        ========
Net Interest Income                          $15,536      5.68%               $13,881     5.99%                $14,431     5.85%
                                             =======      ====                =======     ====                 =======     ====
Shareholders' Equity to
  Total Assets                       10.16%                          10.42%                           8.52%
                                     =====                           =====                            ====




(1) Non-accrual loans are included in average loan balances, and loan fees earned have been included in interest income on loans.
(2) Tax exempt securities do not materially affect reported yields.




OTHER OPERATING INCOME

A significant portion of other operating income in 1994 was earned as mortgage servicing rights were sold for a gain of $2.6 million. The Bank reported a gain of $383 thousand on the sale of mortgage servicing in 1995, representing final settlement payments received related to open issues on servicing sales from prior quarters. At year end 1995, the Bank did not own any further servicing rights.


The majority of other operating income for 1993 was earned as the Mortgage Banking Operation originated and sold mortgage loans.

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

The servicing rights were retained by the Bank following sale of the mortgage origination operation. The Bank entered into an agreement with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to dispose of any remaining portion of this portfolio by the end of 1994 because, with the sale of the mortgage origination operation, the Bank was no longer a qualified seller/servicer of such loans. During 1994, the bank sold the retained servicing rights realizing gains of $2.6 million in 1994 and $383 thousand in 1995.


The trends and composition of other operating income are shown in the following table.


TABLE 12 OTHER OPERATING INCOME

Amounts in thousands of dollars

                                                          1995          1994                           1993
                                                          ----          ----                           ----
                                                                                     COMMERCIAL      MORTGAGE
                                                      CONSOLIDATED   CONSOLIDATED      BANKING        BANKING      CONSOLIDATED
                                                      ------------   ------------     --------       --------      ------------
    Documentation fees                                        $104            $99          $104           $826            $930
    Gain on sale of SBA loans                                  262             65
    Other service fees and charges                           1,177          1,100           851            399           1,250
    Gain on sale of mortgage servicing                         383          2,572
    Gain on sale of other real estate owned                    139            585
    Gain on sale of mortgage origination operation                                                       1,483           1,483
    Processing fees                                                                                      1,143           1,143
    Capitalization of excess servicing rights                                                              207             207
    Fees on loans sold                                                         15                        1,182           1,182
    Premium on sales of mortgage loans                                        (8)                       18,022          18,022
    Gain on sale of securities                                                               77                             77
    Service income                                                            980                        2,129           2,129
                                                            ------         ------        ------        -------         -------
    Total                                                   $2,065         $5,408        $1,032        $25,391         $26,423
                                                            ======         ======        ======        =======         =======




OPERATING EXPENSE

Total operating expenses for the Bank were $12.6 million year ended December 31, 1995 , compared to $14.7 million in 1994 and $36.9 million for 1993. The year ended December 31, 1995 reflected lower expenses, in part because of a reduction in FDIC insurance premiums paid, from $.23 to $.04 per $100 of deposits. The current level of operating expense is deemed to be adequate and will be leveraged further as the core middle market business is expanded.

The Bank restructured its branch operations functions in 1994, re-engineering its entire work flow and information handling activities. This resulted in a one time charge of $600 thousand for severance pay and other expenses associated with the changes to the operating policies and procedures. Operating expense for the commercial bank excluding this charge was

$12.6 million in 1995, compared to $14.1 million in 1994 and $13.9 million in 1993. Operating expenses for the consolidated Bank declined in 1994, primarily due to the sale of the mortgage origination operation at the end of 1993.

Expenses for the Mortgage Banking Division were $22.5 million in 1993. Premium on sales of mortgage loans included in other operating income is directly related to these expenses and subject to the same factors and conditions. The premium on sales of mortgage loans was $18.0 million in 1993.

PROVISION FOR LOAN LOSSES

The Bank has made no provision for loan losses in 1995 or 1994 , compared with $450 thousand for 1993. No loan loss provision has been deemed necessary for 1995 and 1994, due to the declining levels of nonperforming assets, net recoveries received in 1994, and the strong reserve position. The relationship between the level and trend of the allowance for loan losses and nonperforming assets, combined with the results of the ongoing review of credit quality, determine the level of provisions.

LEGAL AND REGULATORY


In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, the Bank believes that pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations.

Since June 1992, the Bank has developed a very positive and proactive relationship with its primary regulators. Results of regular safety and soundness examinations have documented the progress the Bank has achieved. Management is committed to the continuation of this process and maintaining our high standing with our regulators. The following comments refer to regulatory situations that existed in prior years that are reflected in the prior period financial statements provided herein. All of these situations have been successfully resolved and repaired as management transitioned the Bank to its present condition and performance.


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


MARKET EXPANSION AND ACQUISITIONS

The Bank is committed to expanding the market penetration of the commercial bank, including the creation of new branches and pursuing acquisition
opportunities.   During 1995, the Bank converted its former loan production offices in Ventura County, the San Gabriel Valley and the South Bay to full service banking offices in improved facilities. This expanded the Bank's branch system to five full service locations serving the greater Los Angeles area.

In March, 1995, the Company entered into an agreement to acquire Santa Ana based Corporate Bank. The agreement was subsequently amended in October 1995 and the transaction was completed on January 12, 1996 for stock and cash. This acquisition brings two Orange County branches to the Bank, representing an important geographic expansion.

Table 13 is an approximation of how the Bank's balance sheet would have appeared had the acquisition of Corporate Bank closed by December 31, 1995:

On January 10, 1996, the Bank announced an agreement to merge with Home Interstate Bancorp, parent of Home Bank, based in the South Bay. The merger with Home Bank is expected to be completed in mid - 1996, and will create a Bank with 22 branches and over $800 million in assets.


Table 13: Pro Forma Balance Sheet

                                                                                                      Pro Forma
                                                     California United          Corporate Bank        Combined
                                                     -----------------         ---------------        --------
                                                     Bank
                                                     ----
 Cash and due from banks                                     $28,376            $   4,479          $  32,855
 Federal funds sold                                           32,500               13,000             45,500
                                                              ------               ------             ------
 Total cash and cash equivalents                              60,876               17,479             78,355

 Securities held to maturity                                  66,735                                  66,735
 Securities available for sale                                 6,345                4,336             10,681
 Loans, net                                                  183,696               46,079            228,675
 Other real estate owned                                           0                    0                  0
 Premises and other assets                                     7,657                1,635             13,186
                                                               -----                -----             ------

 Total Assets                                               $325,309              $69,529           $397,632
                                                            ========              =======           ========

 Demand deposits                                            $ 94,099              $26,354           $120,453
 Savings and interest bearing demand                          74,413               22,511             96,924
 Time deposits                                               115,998               12,258            128,256
                                                             -------               ------            -------
          Total deposits                                     284,510               61,123            345,633

 Other Liabilities                                             7,796                1,628             12,504

 Shareholders' equity                                         33,003                6,778             39,495
                                                              ------                -----            -------

 Total Liabilities and shareholders' equity                 $325,309              $69,529           $397,632
                                                            ========              =======           ========


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  Page
---------------------------------------------------                                                  ----
1.  Report of Independent Public Accountants dated January 19, 1996                                   39
2.  Consolidated Statements of Financial Condition as of December 31, 1995 and 1994;                  40
3.  Consolidated Statements of Income for the Years Ended December 31, 1995, 1994, and 1993,          41
4.  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31,
    1995, 1994, and 1993;                                                                             42
5.  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994, and 1993;      43
6.  Notes to Consolidated Financial Statements - December 31, 1995                                    44

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of CU Bancorp and Subsidiary:

We have audited the accompanying consolidated statements of financial conditions of CU Bancorp and Subsidiary (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CU Bancorp and Subsidiary as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years then ended in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP


Los Angeles, California
January  19, 1996

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           CU BANCORP AND SUBSIDIARY


                                                                                                   DECEMBER 31,
  Amounts in thousands of dollars, except share data                                        1995                 1994
                                                                                           -----                -----
  ASSETS
  Cash and due from banks                                                                $28,376              $35,397
  Federal funds sold                                                                      32,500               20,000
                                                                                          ------               ------
          Total cash and cash equivalents                                                 60,876               55,397

  Securities held to maturity (Market value of $67,114 and $71,423                        66,735               74,153
         at December 31, 1995 and 1994, respectively)
  Securities available for sale, at market value                                           6,345                    0
                                                                                           -----                    -
          Total Securities                                                                73,080               74,153
  Loans, (Net of allowance for loan losses of $6,930 and
          $7,427 at December 31, 1995 and 1994, respectively)                            183,696              167,175
  Premises and equipment, net                                                              1,111                  996
  Other real estate owned, net                                                                 0                    0
  Accrued interest receivable and other assets                                             6,546                6,433
                                                                                           -----                -----
  Total Assets                                                                          $325,309             $304,154
                                                                                        ========             ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
          Demand, non-interest bearing                                                   $94,099             $112,034
          Savings and interest bearing demand                                             74,413               67,896
          Time deposits under $100                                                        70,866               47,836
          Time deposits of $100 or more                                                   45,132               36,415
                                                                                          ------               ------
                     Total deposits                                                      284,510              264,181

  Accrued interest payable and other liabilities                                           7,793               10,229
                                                                                           -----               ------
          Total liabilities                                                              292,303              274,410
                                                                                         -------              -------
  Commitments and contingencies
  Shareholders' equity:
          Preferred stock, no par value:
                   Authorized -- 10,000,000 shares
                   No shares issued or outstanding in 1995 or 1994                            --                   --
          Common stock, no par value:
                   Authorized - 24,000,000 shares
                   Issued and outstanding - 4,636,462 in 1995, and 4,467,318 in 1994      27,264               26,430

  Retained earnings                                                                        5,841                3,314
  Unrealized gain on securities available for sale, net of taxes                              83                   --
  Unearned Compensation                                                                    (182)                   --
                                                                                           -----                  ---
  Total Shareholders' equity                                                              33,006               29,744
                                                                                          ------               ------
  Total liabilities and shareholders' equity                                            $325,309             $304,154
                                                                                        ========             ========

       The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME                     CU BANCORP AND SUBSIDIARY

                                                                                                FOR THE YEARS ENDED DECEMBER 31,
 Amounts in thousands of dollars, except per share data                                     1995             1994             1993
                                                                                        --------         --------         --------
 REVENUE FROM EARNING ASSETS:
     Interest and fees on loans                                                          $18,693          $14,036          $14,761
     Benefits of interest rate hedge transactions                                              0                0            1,726
     Interest on taxable investment securities                                             3,781            2,947            1,525
     Interest on tax exempt securities                                                        37               19               33
     Interest on time deposits with other financial institutions                               2               39              123
     Interest on federal funds sold                                                        1,893              918              454
                                                                                          ------           ------           ------
                           Total revenue from earning assets                              24,406           17,959           18,622
                                                                                          ------           ------           ------
 COST OF FUNDS:
          Interest on savings and interest bearing demand                                  1,887            1,985            1,909
          Interest on time deposits under $100                                             4,289              997              979
          Interest on time deposits of $100 or more                                        2,459              773              784
          Interest on federal funds purchased & securities sold under                          0                0               79
            agreements to repurchase
          Interest on other borrowings                                                       235              323              440
                                                                                          ------           ------           ------
                           Total cost of funds                                             8,870            4,078            4,191
                                                                                          ------           ------           ------
                  Net revenue from earning assets before provision for loan               15,536           13,881           14,431
                    losses

 PROVISION FOR LOAN LOSSES                                                                     0                0              450
                                                                                          ------           ------           ------
                  Net revenue from earning assets                                         15,536           13,881           13,981
                                                                                          ------           ------           ------
 OTHER OPERATING REVENUE:
          Capitalization of excess servicing rights                                            0                0              207
          Servicing income - mortgage loans sold                                               0              980            2,129
          Service charges and other fees                                                   1,682            1,121              955
          Fees on loans sold                                                                   0               15            1,182
          Premium on sales of mortgage loans                                                   0              (8)           18,022
          Other fees and charges - mortgage                                                    0              143            2,368
          Gain on sale of mortgage servicing portfolio                                       383            2,572                0
          Gain on sale of mortgage origination operation                                       0                0            1,483
          Gain on sale of other real estate owned                                              0              585                0
          Gain on sale of investment securities (before taxes of $11 in 1993)                  0                0               28
          Gain on sale of securities available for sale (before taxes of $20 in                0                0               49
            1993)                                                                              -                -               --
                           Total other operating revenue                                   2,065            5,408           26,423
                                                                                           -----           ------           ------
 OTHER OPERATING EXPENSES:
          Salaries and related benefits                                                    6,834            6,335           11,020
          Selling expenses - mortgage loans                                                    0              333           12,193
          Restructuring Charge                                                                 0              600                0
          Other operating expenses                                                         5,720            7,467           13,670
                                                                                          ------           ------           ------
                           Total operating expenses                                       12,554           14,735           36,883
                                                                                          ------           ------           ------
 Income before provision for income taxes                                                  5,047            4,554            3,521
 Provision for  income taxes                                                               2,153            1,980            1,423
                                                                                          ------           ------           ------
 NET INCOME                                                                               $2,894           $2,574           $2,098
                                                                                          ======           ======           ======
 EARNINGS PER COMMON AND EQUIVALENT SHARE                                                  $0.60            $0.56           $ 0.47
                                                                                           =====            =====           ======

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                  CU BANCORP AND SUBSIDIARY

                                                          COMMON STOCK
                                                      ----------------------------------------------------------------------------
Amounts in thousands of dollars except share data                                        UNREALIZED GAIN
                                                        NUMBER              RETAINED      ON SECURITIES       UNEARNED
                                                      OF SHARES   AMOUNT    EARNINGS    AVAILBLE FOR SALE   COMPENSATION    TOTAL
                                                      ----------------------------------------------------------------------------
Balance at December 31, 1992                          4,366,850   $25,990     $(1,358)                                     $24,632
  Exercise of stock options                              57,456       260           0                                          260
  Net income for the year                                     0         0       2,098                                        2,098
                                                      ---------   -------     -------         ---               -----      -------
Balance at December 31, 1993                          4,424,306    26,250         740                                       26,990
  Exercise of stock options                               1,000         5           0                                            5
  Exercise of director warrants                          42,012       175           0                                          175
Net Income for the year                                       0         0       2,574                                        2,574
                                                      ---------   -------     -------         ---               -----      -------
Balance at December 31, 1994                          4,467,318    26,430       3,314                                       29,744
  Exercise of stock options                              15,120        87                                                       87
  Exercise of director warrants                         135,024       562                                                      562
  Cash dividend declared ($.08 per share)                                        (367)                                        (367)
  Restricted stock issued                                19,000       185                                       $(185)           0
  Compensation expense                                                                                              3            3
  Unrealized gains on securities available
    of sale, net of tax                                                                       $83                               83

Net Income for the year                                       0         0       2,894           0                   0        2,894
                                                      ---------   -------     -------         ---               -----      -------
Balance at December 31, 1995                          4,636,462   $27,264     $ 5,841         $83               $(182)     $33,006
                                                      =========   =======     =======         ===               =====      =======

The accompanying notes are an integral part of these consolidated statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CU BANCORP AND SUBSIDIARY

         Amounts in thousands of dollars                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                                       1995        1994          1993
                                                                                       -----       -----         ----
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                            $2,894      $2,574       $2,098
                                                                                       ------      ------       ------
 Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for depreciation and amortization                                     553         459          821
          Amortization of real estate mortgage servicing rights                             0          15          983
          Provision for losses on loans and other real estate owned                         0           0          450
          Provision (benefit) of deferred taxes                                         1,138     (1,180)        1,510
          Gain on sale of investment securities, net                                        0           0         (77)
          Increase/(decrease) in other assets                                           (785)       3,781        2,628
          Increase/(decrease) in other liabilities                                    (2,845)     (3,035)        2,582
          (Increase)/decrease in accrued interest receivable                            (526)       (766)          494
          Increase/(decrease) in deferred loan fees                                     (130)         160           48
          Capitalization of excess mortgage servicing rights                                0           0        (207)
          Increase/(decrease) in accrued interest payable                                 412        (24)         (11)
          Net amortization of (discount)/premium on investment securities                 610         972           48
          Accrued benefits from interest rate hedge transactions                            0           0          485
                                                                                       ------      ------       ------
                           Total adjustments                                          (1,573)         382        9,754
                                                                                       ------      ------       ------
                           Net cash provided by operating activities                    1,321       2,956       11,852
                                                                                       ------      ------       ------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from investment securities sold or matured                                   17,782      52,882       78,545
 Purchase of investment securities                                                   (17,176)    (39,973)     (81,826)
 Net decrease in time deposits with other financial institutions                            0       1,377        1,979
 Net (increase)/decrease in loans                                                    (16,391)    (33,187)       58,997
 Purchases of premises and equipment, net                                               (668)       (531)          290
                                                                                       ------      ------       ------
                           Net cash provided (used in) by investing activities       (16,453)    (19,432)       57,985
                                                                                     --------    --------       ------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase/(decrease) in demand and savings deposits                              (11,418)    (11,949)     (81,848)
 Net increase/(decrease) in time certificates of deposit                               31,747      37,202        2,202
 Proceeds from exercise of stock options and director warrants                            649         180          260
 Cash dividend paid                                                                     (367)           0            0
                                                                                       ------      ------       ------
                           Net cash provided (used) by financing activities            20,611      25,433     (79,386)
                                                                                       ------      ------     --------
 Net increase (decrease) in cash and cash equivalents                                   5,479       8,957      (9,549)
 Cash and cash equivalents at beginning of year                                        55,397      46,440       55,989
                                                                                       ------      ------      -------
 Cash and cash equivalents at end of year                                             $60,876     $55,397      $46,440
                                                                                      =======     =======      =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year:
          Interest                                                                     $8,457      $4,102       $4,179
          Taxes                                                                         2,400       2,201
 Supplemental disclosure of noncash investing activities:
          Loans transferred to OREO                                                         0         700        1,503

The accompanying notes are an integral part of these consolidated statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CU BANCORP AND SUBSIDIARY
DECEMBER 31, 1995
(Amounts in thousands unless otherwise specified)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

CU Bancorp, a bank holding company (the Company), is a California corporation. The accounting and reporting policies of the Company and its subsidiary conform with generally accepted accounting principles and general practice within the banking industry. The following comments describe the more significant of those policies.

(a) Principles of consolidation --
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, California United Bank N.A. (the
Bank). All significant transactions and accounts between the Company and the Bank have been eliminated in the consolidated financial statements.

(b) Investment portfolio --
The Bank's investment portfolio is separated into two groups, Securities Held to Maturity and Securities Available for Sale. Securities are segregated in accordance with management's intention regarding their retention. Accounting for each group of securities follows the requirements of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS 115 in 1993 did not have a material impact on the financial position or results of operations of the Bank.

The Bank has the intent and ability to hold Securities Held to Maturity until maturity. Securities in this classification are carried at cost, adjusted for amortization of premiums and accretion of discounts on a straight-line basis. This approach approximates the effective interest method. Gains and losses recognized on the sale of investment securities are based upon the adjusted cost and determined using the specific identification method.

Securities Available for Sale are those where management has the willingness to sell under certain conditions. This category of securities is carried at current market value with unrealized gains or losses recognized as a tax affected adjustment to shareholders' equity in the statement of financial condition.

(c) Loans --
Loans are carried at face amount, less payments collected, allowance for loan losses, and unamortized deferred fees. Interest on loans is accrued monthly on a simple interest basis. The general policy of the Bank is to discontinue the accrual of interest and transfer loans to non-accrual (cash basis) status where reasonable doubt exists with respect to the timely collectibility of such interest. Payments on non-accrual loans are accounted for using a cost recovery method. No interest income is recorded on non-accrual loans.

Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can reasonably be anticipated. Management considers the nature of the portfolio, current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the allowance. The allowance is based on estimates and ultimate losses may differ from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are charged to earnings in the period in which they become known. The allowance is increased by provisions charged to operating expenses, increased for recoveries of loans previously charged-off, and reduced by charge-offs.


The Bank adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. When the measure of the impaired loan is less than the recorded balance of the loan, the impairment is recorded through a valuation allowance included in the allowance for loan losses. The Bank had previously measured the allowance for loan losses using methods similar to the prescribed in SFAS 114. As a result, no additional provision was required by the adoption of this pronouncement.

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

During 1993, the Bank capitalized $207 in connection with the right to service real estate mortgage loans originated in that Operation. This excess servicing asset, included in other assets, was initially capitalized at its discounted present value and amortized over a period of five to seven years. Amortization for 1995, 1994, and 1993, was $0, $15, and $983 respectively.

(e) Premises and equipment --
Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of the asset. Amortization is computed on the straight-line method over the useful life of leasehold improvements or the remaining term of the lease, whichever is shorter.

(f) Other real estate owned --
Other real estate owned, acquired through direct foreclosure or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair market value. When a property is acquired, any excess of the loan balance over the estimated fair market value is charged to the allowance for loan losses. Subsequently, the assets are recorded at the lower of the new cost basis at foreclosure or fair market value less estimated selling expenses. Subsequent write-downs, if any, are included in other operating expenses in the period in which they become known. Gains or losses on sales are recorded in conformity with standards which apply to accounting for sales of real estate. The Bank had no real estate owned at December 31, 1995, and at December 31, 1994.


(g) Interest Rate Derivatives --
The Company enters into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rate change and recognized over the life of the agreements as an adjustment to interest expense.

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

(i) Earnings per share (amounts in whole numbers) --
Earnings per share are computed based on the weighted average number of shares and common stock equivalents outstanding during each year of 4,857,221 in 1995, 4,593,103 in 1994, and 4,489,861 in 1993, retroactively restated for stock dividends and stock splits. Common stock equivalents include the number of shares issuable on the exercise of outstanding options and warrants reduced by the number of shares that could have been purchased with the proceeds from the exercise of the options and warrants plus any tax benefits, based on the average price of common stock.

(j) Statements of cash flows --
The Company presents its cash flows using the indirect method and reports certain cash receipts and payments arising from customer loans and deposits, and deposits placed with other financial institutions on a net basis. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

(k) Post-retirement benefits --
The Company provides no post-retirement benefits. Accordingly, the accounting prescribed by Statement of Financial Accounting Standards No. 106 "Accounting for Post-Retirement Benefits" has no effect on the Company's consolidated financial statements.

(l) Stock-Based Compensation
In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS 123 requires all companies to change what they disclose about their employee stock-based compensation plans, recommends that they change how they account for these plans and requires those companies who do not change their accounting to disclose what their earnings and earnings per share would have been if they had changed their method of accounting pursuant to this pronouncement. The Company has elected to continue to account for their Stock-Based Compensation in accordance with Accounting Principles Board Opinion (APBO 25) and to adopt only the disclosure requirements of SFAS 123. As a result, the adoption of SFAS 123 will not have an impact on the financial position or results of operations of the company.

(m) Reclassifications --
Certain amounts have been reclassified in the prior years to conform to classifications followed in 1995.

(n) Accounting Estimates --
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. NATURE OF OPERATIONS --

The Bank engages in the commercial banking business serving the greater Southern California metropolitan area, with offices located in the San Fernando Valley, West Los Angeles, the San Gabriel Valley , the South Bay portion of the County of Los Angeles, and Ventura County. The Bank's primary focus is to engage in middle market lending to businesses, professionals, the entertainment industry and high net-worth individuals. Retail or consumer banking business is generally limited to the owners, officers and employees of its commercial customers, and customers of accounting and business management firms with which the Bank regularly does business. Deposit services which the Bank offers include personal and business checking accounts and savings accounts, insured money market deposit accounts, NOW accounts, and time certificates of deposits, along with IRA and Keogh accounts. The Bank also provides other customary banking services incidental to maintaining the commercial customer relationships.

3. AVERAGE FEDERAL RESERVE BALANCES --

The average cash reserve balances required to be maintained at the Federal Reserve Bank, under the Federal Reserve Act and Regulation D, were approximately $2.4 million and $6.0 million for the years ended December 31, 1995 and 1994, respectively.


4. INVESTMENT PORTFOLIO --

A summary of Securities Held to Maturity at December 31, 1995 and 1994, is as follows:


 HELD  TO MATURITY                                                       GROSS       GROSS
                                                             BOOK      UNREALIZED  UNREALIZED     MARKET
                                                             VALUE       GAINS       LOSSES        VALUE
                                                             -----       -----       ------        -----
 1995
 U.S. Treasury securities                                   $66,704       $623       $  (244)     $67,083
 U.S. Government agency securities                               31        --                          31
                                                            -------       ----       -------      -------
 Total investment portfolio                                 $66,735       $623       $  (244)     $67,114
                                                            =======       ====       =======      =======

 1994
 U.S. Treasury securities                                   $67,140         --       $(2,535)     $64,605
 U.S. Government agency securities                              105         --            --          105
 State and municipal bonds                                      750       $  9            --          759
 Mortgage-backed securities                                   5,725         --          (204)       5,521
 Federal Reserve Bank stock                                     433         --            --          433
                                                            -------       ----       -------      -------
 Total investment portfolio                                 $74,153       $  9       $(2,739)     $71,423
                                                            =======       ====       =======      =======



A summary of Securities Available for Sale for December 31, 1995 is as follows:

 AVAILABLE  FOR SALE                                                     GROSS        GROSS
                                                             BOOK      UNREALIZED   UNREALIZED    MARKET
                                                            VALUE        GAINS        LOSSES      VALUE
                                                            ------        ----          --        ------
 1995
 Mortgage -backed securities                                $5,769        $143                    $5,912
 Federal Reserve Bank stock                                    433          --          --           433
                                                            ------        ----          --        ------
                                                            $6,202        $143          $0        $6,345
                                                            ======        ====          ==        ======



Investments with a book value of $27,900 and $29,200 were pledged as of December 31, 1995 and 1994, respectively, to secure court deposits and for other purposes as required or permitted by law. Included in interest on investments in 1995, 1994, and 1993, is $0, $19, and $33, respectively, of interest from tax-exempt securities.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and market value of Securities Held to Maturity as of December 31, 1995, by maturity, are shown below.

                                                AMORTIZED                 MARKET
                                                  COST        YIELD       VALUE
                                                  ----        -----       -----
 Due in one year or less                         $21,714       5.3%      $21,691
 Due after one through five years                 45,021       5.6        45,423
                                                 -------                 -------
                                                 $66,735                 $67,114
                                                 =======                 =======

At December 31, 1995, the securities available for sale portfolio consisted of Federal Reserve Bank stock and mortgage backed securities. The Federal Reserve Bank stock, with a 6% yield, has no stated maturity. The actual maturity of the mortgage-backed securities is determined by the rate of repayment of the loan pools collateralizing the securities. Actual cash maturities of the Bank's mortgage-backed securities, with an approximate yield of 7%, are expected to be from one to five years.


In December 1995, as permitted by a Special report of the Financial Accounting Standards Board "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", the Bank made a one time transfer of investment securities into the Available for Sale portfolio. These securities had an amortized cost and market value of $5,769 and $5,912, respectively.


At December 31, 1994, there were no Securities Available for Sale.

Proceeds from the sales and maturities of debt securities during 1995, 1994, and 1993 were $17,722, $52,882, and $78,545, respectively. Gains of $0, $0, and $77 were realized on those transactions. There were no realized losses on sales in 1995, 1994, and 1993.

5. LOANS --
The loan portfolio, net of unamortized deferred fees of $522 at December 31, 1995, and $652 at December 31, 1994, consisted of the following:


                                                             DECEMBER 31,
                                                       1995               1994
                                                   ------------         --------
 Commercial and industrial loans                     $164,966           $142,885
 Commercial real estate loans                          20,190             26,528
 Real estate loans -- mortgages                         5,470              4,773
 Real estate loans -- construction                          0                416
                                                     --------           --------
 Gross Loans                                          190,626            174,602
 Less - Allowance for loan losses                      (6,930)            (7,427)
                                                     --------           --------
 Net loans                                           $183,696           $167,175
                                                     ========           ========


At December 31, 1995, the Bank had $1,000 in impaired loans, against which a loss allowance of $318 has been provided. The recorded loss allowance for all impaired loans has been calculated based on the present value of expected cash flows discounted at the loan's effective interest rate. All impaired loans are on nonaccrual status, and as such no interest income is recognized. The Bank had an average investment in impaired loans of approximately $352 for the year ended December 31, 1995.

Total non-performing loans were $4,000 and $36 at December 31, 1995 and 1994,
respectively.   The interest income, which would have been recognized had
non-accrual loans been current, amounted to $ 82, $6, and $469, in 1995, 1994, and 1993, respectively. No interest income has been reported on non-accrual loans for the years 1995, 1994, or 1993.



An analysis of the activity in the allowance for loan losses is as follows:

                                                                  1995           1994            1993
                                                                 ------        --------        --------
 Balance, beginning of period                                    $ 7,427        $ 6,513        $ 12,986
 Loans charged off                                                (1,089)        (1,413)        (10,749)
 Recoveries on loans previously charged off                          592          2,327           3,826
 Provision for loan losses                                             0              0             450
                                                                 -------        -------        --------
 Balance, end of period                                          $ 6,930        $ 7,427        $  6,513
                                                                 =======        =======        ========

6.  LOANS TO RELATED PARTIES --

There were no loans to directors and their affiliates for the years ended 1995 and 1994.

7.  PREMISES AND EQUIPMENT --
Book value of premises and equipment is as follows:

                                                                  December 31,

                                                            1995                  1994
                                                           ------                ------
 Furniture, fixtures and equipment                         $4,056                $3,796
 Leasehold improvements                                       834                   690
                                                           ------                ------
 Cost                                                       4,890                 4,486
 Less - accumulated depreciation and amortization           3,779                 3,490
                                                           ------                ------
 Net Book Value                                            $1,111                $  996
                                                           ======                ======



The amounts of depreciation and amortization included in noninterest expense were $553, $459, and $821 for the years ended December 31, 1995, 1994 and 1993, respectively, and are based on estimated lives of 1 to 10 years for furniture, fixtures and equipment, and leasehold improvements.


The Bank leases facilities under renewable operating leases. Rental expense for premises included in occupancy expenses were $833 in 1995, $741 in 1994, $1,133 in 1993. As of December 31, 1995, the approximate future lease payable under the lease commitments is as follows:


         Year ended December 31,--
         1996                                        $   851
         1997                                            851
         1998                                            811
         1999                                            790
         2000                                            215
         Thereafter                                        0
                                                      ------
                                                      $3,518
                                                      ======




8.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract that both imposes contractual obligations and rights to exchange cash, and/or other financial instruments on the parties to the transaction.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, Due From Banks and Federal Funds Sold
For these short term investments, the carrying amount is a reasonable estimate of fair value.

Securities
Quoted market prices are available for substantially all of the securities owned by the Bank, both in the Held to Maturity and Available for Sale portfolios. These market quotes have been used to estimate fair value.

Loans
The fair value of loans was estimated by discounting the future cash flows using current market rates adjusted for approximated credit risk, operating costs and interest rate risk inherent in the portfolios. Future cash flows are
aggregated based upon the payment terms and maturities of the loans.   The
discount rate is calculated as the sum of the risk-free rate, a credit quality factor, an operating expense factor and a prepayment option price. The risk-free rate is based on the U.S. treasury curve for the stated maturity.
The credit quality factor is based on a combination of the Bank's loss experience and industry standards for various categories of loans. The operating expense factor is based on an internal analysis of the Bank's costs to deliver and service products.

Deposit Liabilities
Fair value for deposit liabilities without contractual maturities is equal to the carrying value of those liabilities. This includes the bank's demand deposits, NOW, savings and money market accounts. Fair value for certificates of deposit are calculated by discounting the future cash flows using a current market rate. The Bank's certificate of deposit portfolio has a fair value which reasonably approximates carrying value, due to the short duration of the portfolio.


Off Balance Sheet Items
The Bank's loan commitments are generally for variable rate loans representing current market rates of interest. The Bank's letters of credit are generally short term and are at terms consistent with the current market. Current valuation of these off balance sheet instruments is immaterial. See footnote 11 for further description of these commitments.

                                             DECEMBER 31, 1995                      DECEMBER 31, 1994
                                      BOOK VALUE,        ESTIMATED             BOOK VALUE,        ESTIMATED
                                         NET             FAIR VALUE                NET            FAIR VALUE
                                      -----------        ----------            -----------        ----------
 Cash & Due From Banks                  $ 28,376          $ 28,376               $  35,397         $ 35,397
 Federal Funds Sold                       32,500            32,500                  20,000           20,000
 Securities                               72,937            73,459                  74,153           71,423
 Loans                                   183,696           191,352                 167,175          175,023
 Certificates of Deposit                 115,998           116,798                  84,251           84,251
 Other Deposit Liabilities               168,512           168,512                 179,930          179,930
 Other Borrowed Money                      3,768             3,768                   3,794            3,794
 Off Balance Sheet Items                       0                 0                       0                0




Estimations of fair value of financial instruments are subject to significant uncertainty because active and liquid markets do not exist for a majority of them. The estimates include assumptions concerning financial conditions, risk characteristics, expected future losses, and market interest levels, among other factors, and if changed could have a significant impact on them. The resulting presentations of estimated fair value is not necessarily indicative of the value realizable in an actual exchange of financial instruments.


9.  INCOME TAXES -

The provisions (benefits) for income taxes for the years ended December 31, 1995, 1994 and 1993 for financial reporting were as follows:



                                                                     1995               1994            1993
                                                                    ------             ------          ------
 Current -
      Federal                                                       $  614           $  2,876          $  (89)
      State                                                            401                284               2
                                                                    ------             ------          ------
         Total current provision                                     1,015              3,160             (87)
                                                                    ------             ------          ------
 Deferred -
      Federal                                                          891             (1,404)          1,268
      State                                                            247                224             242
                                                                    ------             ------          ------
         Total deferred provisions                                   1,138             (1,180)          1,510
                                                                    ------             ------          ------
         Total provisions for income taxes                          $2,153             $1,980          $1,423
                                                                    ======             ======          ======

As of December 31, 1995 and 1994, the temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                        DECEMBER 31,       DECEMBER 31,
                                                                            1995               1994
                                                                        ------------       ------------
 Allowance for loan losses                                               $  3,084            $ 3,348
 Deferred loan fees                                                             0                294
 Depreciation                                                                 138                196
 Other expense accruals                                                       898              1,631
                                                                         --------            -------
         Total deferred tax assets                                          4,120              5,469
                                                                         --------            -------

 Accretion of discounts on securities                                        (140)                 0
 Unrealized gain on securities available for sale                             (60)                 0
 State tax expense                                                           (188)              (353)
 Other                                                                         (1)                (1)
                                                                         --------            -------
        Total deferred tax liabilities                                       (389)              (354)
 Valuation allowance                                                       (1,218)            (1,404)
                                                                         --------            -------
 Net deferred tax asset                                                  $  2,513            $ 3,711
                                                                         ========            =======



The Bank maintains a valuation reserve against net deferred tax assets to reflect the inherent uncertainty of the ultimate realization of those assets. The value of the Bank's largest deferred tax assets represent expenses, such as the loan loss provision, which will become deductible on a future tax
return when an actual loss is incurred.    Realization of deferred tax assets
are dependent on the availability of taxable income in the future or prior years to offset these deductions. Because the State of California does not currently allow net operating loss carrybacks, realization of deferred tax assets related to California Franchise Taxes is subject to a greater degree of uncertainty.



The provisions (benefits) for income taxes varied from the Federal statutory rate of 34% for 1995, 1994, and 1993, for the following reasons:

                                                          1995                       1994                        1993
                                                 --------------------         ------------------         ----------------------
                                                  Amount        Rate          Amount       Rate          Amount           Rate
                                                  ------        -----         ------       ----          ------          ------
 Provisions (benefit) for income at               $1,716        34.0%         $1,548       34.0%          $1,198          34.0 %
      statutory rate
 Interest on state and municipal bonds
      and other tax exempt transactions              (22)       (.5%)           (25)        (.5%)            (25)          (.7)%
 State franchise taxes, net of federal
      income tax benefit                             428         8.5%            335        7.3%             256           7.3 %
 Other, net                                           31          .6%            122        2.7%              (6)         (0.2)%
                                                  ------        ----          ------       ----           ------          ----
                                                  $2,153        42.6%         $1,980       43.5%          $1,423          40.4 %
                                                  ======        ====          ======       ====           ======          ====


The total net deferred tax of $2,513 in 1995 and $3,711 in 1994 is included in Other Assets in the Consolidated Statements of Financial Condition.


At December 31, 1993, the Company had a California Franchise Tax carryforward of $1.9 million, with the entire operating loss carryforward being utilized in 1994. The Bank had no operating loss carryforwards at December 31, 1994 or 1995.


10.  SHAREHOLDERS' EQUITY -

The Company has three employee stock option plans. The 1983 plan, which authorized the issuance of 400,075 shares of common stock, and the 1985 plan, which authorized the issuance of 350,000 shares of common stock, expired in 1993 and 1995 respectively. The 1993 plan, authorizing the issuance of 400,000 shares of common stock, expires in 2003. Options are granted at a price not less than the fair market value of the stock at the date of grant. Options under these plans expire up to ten years after the date of grant. The options granted under the 1983 and 1985 plans are incentive stock options, as defined in the Internal Revenue Code. Options under the 1993 plan can be either incentive stock options or non- qualified options. No shares remain available for future grants for the 1983 and 1985 plans, although outstanding options remain and are exercisable over the period designated by those plans.


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

In 1994, a non-employee director stock option plan was approved that provides for the issuance of 200,000 shares of common stock. The plan expires in 2004. Options granted under the plan are non-qualified stock options. During 1994, options were granted to purchase 27,500 shares at $6.25 per share , which was equal to the market price at the date of grant. During 1995, 27,500 options were granted at $6.88 per share. Options expire 10 years from the date of grant

The following table summarizes information on stock options outstanding for the years ended December 31, 1995 and 1994, as follows:



                                                       1995                       1994
                                                       ----                       ----
                                               Average                    Average
                                                Price       Shares         Price       Shares
                                                -----       ------         -----       ------
 Options outstanding beginning of year          $5.98       629,410        $5.55       355,906

 Granted                                        $7.07       125,500        $6.59       289,500
 Exercised                                      $5.78       (15,120)       $4.75        (1,000)
 Canceled                                       $8.91        (8,270)       $7.78       (14,996)
                                                            -------                    -------

 End of year                                    $6.14       731,520        $5.98       629,410
                                                            =======                    =======



During 1994, 1,000 non-qualified stock options under the 1985 plan were exercised at $4.75 per share. In 1995, 15,120 non-qualified stock options under the 1987 plan were exercised at $5.78 per share. No other stock options were exercised in 1994 or 1995.


The following information is presented concerning the stock option plans as of December 31, 1995:

                                       SHARES SUBJECT TO                                NUMBER OF SHARES
                                            OPTION          RANGE OF EXERCISE PRICES      EXERCISABLE
                                       -----------------    ------------------------    ----------------
 Employee plans
 1983 Plan                                   49,030                  $5.00                   29,418
 1985 Plan                                  243,250              $4.75 - $15.21             139,690
 1993 Plan                                  256,000              $6.63 - $7.13               68,603

 Non employee directors plan
 1987 Plan                                   30,240                  $5.78                   30,240
 1994 Plan                                  153,000              $6.25 - $6.85                6,875





In 1984, certain members of the Board of Directors were granted warrants to purchase up to 360,067 shares of common stock at $4.17 per share, primarily for guaranteeing a capital note issued by the Company. These warrants became exercisable when the capital note was paid off in 1987, and had a maturity date of February 15, 1995. During 1995, all outstanding warrants were exercised. During 1995 and 1994, warrants for 135,024 and 57,012 shares were exercised. In 1994, warrants to purchase 7,500 shares of common stock at the fair market value at date of grant of $7.00 per share, with an expiration date of February 1, 1999 , were issued to the former chairman of the board.


On June 29, 1995, the Company's shareholders approved adoption of a CU Bancorp 1995 Restricted Stock Plan, providing for the issuance of Common Stock to employees, subject to restrictions on sale or transfer. The restrictions on sale or transfer expire over a period of five years. During 1995, 19,000 restricted shares were issued with a market value of $185. This amount was recorded as unearned compensation and is shown as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the five year vesting period, with expense of $3 recorded for 1995.


11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND COMMITMENTS AND CONTINGENCIES --

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

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Bank evaluates the creditworthiness of each customer. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based upon management's evaluation. Collateral held varies, but may include securities, accounts receivable, inventory, personal property, equipment, and income- producing commercial or residential property.

Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. Standby letters of credit generally have terms of up to one year.

Commercial letters of credit are issued to customers to facilitate foreign and domestic trade transactions. They represent a substitution of the Bank's credit for the customer's credit. Such letters of credit are generally short term in nature and are collateralized by the merchandise covered by the transaction. At December 31, 1995 and 1994 there were $1.0 million and $1.5 million outstanding, respectively. These amounts reduce the availability under the applicable customer's loan facility.

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

The following is a summary of various financial instruments with off-balance sheet risk at December 31,1995 and 1994:

                                                        DECEMBER 31,
                                                        ------------
 AMOUNTS IN MILLIONS OF DOLLARS                   1995                1994
                                                  ----                ----
 Standby letters of credit                       $   3              $    7
 Undisbursed loans                                  87                  69

In response to continued economic declines and anticipating interest rate declines, the Bank entered into an interest rate swap agreement effective October 8, 1991, for $100 million. Terms of this agreement were that the Bank would receive a fixed rate of 8.18% over two years in exchange for paying the average prime rate. Accrued benefits from this transaction amounted to $1,726 in 1993, and are included in interest income. Amounts due the Bank or counterparty were settled quarterly. This agreement expired on October 8, 1993.

In the normal course of business, the Company occasionally becomes a party to litigation. See footnote 15.

12. OTHER OPERATING EXPENSES --

Other operating expenses included the following:

                                                                       1995                 1994                  1993
                                                                       ----                 ----                  ----
 Promotional expenses                                                  $273                 $264                  $393
 Data processing for customers                                          564                  737                   920
 Director and advisory fees                                             104                  107                   146
 Legal fees                                                             109                  455                 1,370
 Other professional fees                                                356                  419                   495
 Messenger services                                                     357                  408                   583
 Other data processing fees                                             438                  301                   455
 Regulatory assessments                                                 357                  648                 1,036
 Expenses for other real estate owned                                     1                   22                   234
 Amortization of mortgage servicing rights                                0                   15                   983
 Occupancy expense                                                    1,840                1,710                 2,488
 Reserve for branch relocation                                            0                   58                   447
 Other                                                                1,321                2,323                 4,120
                                                                     ------               ------               -------
 Total operating expenses                                            $5,720               $7,467               $13,670
                                                                     ======               ======               =======


13.  CONDENSED FINANCIAL INFORMATION OF CU BANCORP --

At December 31, 1995 and 1994, the condensed unconsolidated balance sheets of the Company are as follows:


                                                                                      DECEMBER 31,
                                                                                1995                 1994
                                                                                ----                 ----
 Balance Sheets
      Cash                                                                   $   590             $    426
      Prepaid expenses                                                             0                    0
      Investment in California United Bank N.A.                               32,681               29,507
                                                                              ------               ------
           Total assets                                                      $33,271              $29,933
                                                                             =======              =======

         Other liabilities                                                      $268                 $189
      Shareholders' equity                                                    33,003               29,744
                                                                              ------               ------
          Total liabilities and shareholders' equity                         $33,271              $29,933
                                                                             =======              =======

For the years ended December 31, 1995, 1994, and 1993, the condensed unconsolidated statements of income of the Company are as follows:

                                                        DECEMBER 31,
                                              1995         1994         1993
                                              ----         ----         ----
 Statements of Income
   Equity in earnings of the Bank            $3,090       $2,785       $2,265
   Operating expenses                           210          221          167
   Interest Income                               14            9            0
                                             ------       ------       ------
       Net income                            $2,894       $2,573       $2,098
                                             ======       ======       ======




For the years ended December 31, 1995, 1994 and 1993, the condensed unconsolidated statements of cash flows are as follows:

Amounts in thousands of dollars

                                                                         1995         1994         1993
                                                                         ----         ----         ----
 Cash flows from operating activities
   Net income                                                           $ 2,894      $ 2,573      $ 2,098
   Equity in undistributed earnings of subsidiaries                      (3,090)      (2,785)      (2,265)
   Other, net                                                                78          115           85
                                                                        -------      -------      -------
     Net cash (used) by operations                                         (118)         (97)         (82)

 Cash flows from financing activities
   Proceeds from exercise of stock options and director warrants            649          180          260
   Cash dividend paid                                                      (367)          --           --
                                                                        -------      -------      -------
     Net cash provided by financing activities                              282          180          260

 Net increase in cash and cash equivalents                                  164           83          178
 Cash and cash equivalents at  beginning of the year                        426          343          165
                                                                        -------      -------      -------
 Cash and cash equivalents at end of year                               $   590      $   426      $   343
                                                                        =======      =======      =======




Under National banking law, the Bank is limited in its ability to declare dividends to the Company to the total of its net income for the year, combined with its retained net income for the preceding two years less any required transfers to surplus. The effect of this law was to preclude the bank from declaring any dividends at December 31, 1994 and 1993. The Bank has received permission from the OCC to pay dividends to the Company in 1995, in anticipation of the cash dividends paid by the Company. No dividends were actually paid by the Bank in 1995,1994 or 1993.

14. SUBSEQUENT EVENTS

In March of 1995, the Bank had announced the signing of an agreement to acquire Corporate Bank, a Santa Ana based community bank with approximately $70 million in assets. This purchase was completed in January 1996, with Corporate Bank being acquired in exchange for the issuance of approximately 649 thousand shares of CU Bancorp common stock and $1.7 million cash. The acquisition of Corporate Bank will be reflected using the purchase method of accounting in the first quarter of 1996. Also in January 1996, the Bank announced the signing of an agreement to merge with Home Interstate Bancorp, the parent of Home Bank, based in the South Bay. Home Bank provides retail and business banking from its principal office in Signal Hill and fourteen additional branch locations. The agreement with Home Bank provides for the combination to be effected through the exchange of common stock, and is expected to be accounting for as a pooling of interests. This merger, which is targeted to be completed near the end of the second quarter of 1996, would create a combined bank with over $800 million in assets and 22 branches.

15.  LEGAL MATTERS



     In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, the Bank believes that pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations.


Until third quarter 1995, the Bank was a defendant in multiple lawsuits related to the failure of two real estate investment companies, Property Mortgage Company, Inc., ("PMC") and S.L.G.H., Inc. ("SLGH"). The lawsuits, consisted of a federal action by investors in PMC and SLGH (the "Federal Investor Action"), at least three state court actions by groups of Investors (the "State Investor Actions"), and an action filed by the Resolution Agent for the combined and reorganized bankruptcy estate of PMC and SLGH (the "Neilson" Action). An additional action was filed by an individual investor and his related pension and profit sharing plans (the "Individual Investor Action"). Other defendants in these multiple actions and in related actions include financial institutions, title companies, professionals, business entities and individuals, including the principals of PMC and SLGH. The Bank was a depository bank for PMC, SLGH and related companies and was a lender to certain principals of PMC and SLGH ("Individual Loans"). Plaintiffs alleged that PMC/SLGH was or purported to be engaged in the business of raising money from investors by the sale and issuance of interests in loans evidenced by promissory notes secured by real property. Plaintiffs alleged that false representations were to the Bank's conduct with regard to the depository accounts, the lending relationship with the principals and certain collateral taken , pledged by PMC and SLGH in conjunction with the Individual Loans. The lawsuits alleged inter alia violations of federal and state securities laws, fraud, negligence, breach of fiduciary duty, and conversion as well as conspiracy and aiding and abetting counts with regard to these violations. The Bank denied all allegations of wrongdoing. Damages in excess of $100 million were alleged, and compensatory and punitive damages were sought generally against all defendants, although no specific damages were prayed for with regard to the Bank. A former officer and director of the Bank was also been named as a defendant.

     The Bank entered into a settlement agreement with the representatives of the various plaintiffs, which has now been consummated, with the dismissal of all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named pending. Court approval of these settlements has been received. In connection with the settlement, the Bank released its security interest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral had been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the Individual Loans have been charged off. The Bank also made a cash payment to the Plaintiffs in connection with the settlement. The effect of this settlement on CU Bancorp or the Bank's financial statements was immaterial. In connection with the settlement the Bank assigned its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director. The Bank is still providing a defense to its former director/officer who continues as a defendant and who retains his rights of indemnity, if any, against the Bank arising out of his status as a former employee. At this time the only viable claims which appear to remain against the former director/employee are claims of negligence in connection with certain depository relationships with PMC/SLGH. While the Bank's Director and Officer Liability Insurer has not acknowledged coverage of any potential judgment or cost of defense, the Insurer is on notice of the action and has participated in various aspects of the case.


16.  REGULATORY MATTERS

Since June 1992, the Bank has developed a very positive and proactive relationship with its primary regulators. Results of regular safety and soundness examinations have documented the progress the Bank has achieved. Management is committed to the continuation of this process and maintaining a high standing with the regulators. The following comments refer to regulatory situations that existed in prior years that are reflected in the prior period financial statements provided herein. All of these situations have been successfully resolved and repaired as management transitioned the Bank to its present condition and performance.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURES

                 NONE.


Part III

Incorporated by reference from Registrant's definitive proxy statement to be filed within 120 days of fiscal year ended December 31, 1995.



Part IV.     Exhibits, Financial Statement Schedules and Reports on Form 8 K.

         (A)

                 (1) and (2)  Financial Statements and Financial Statement
                              Schedules - See index at Item 8 of this report.


                 (3)            Exhibits

                          2.      Plan of Acquisition, Reorganization
                                  arrangement, liquidation or succession.

                                  a)  Amended and Restated Agreement and Plan
                                   of Reorganization between CU Bancorp,
                                   California United Bank, N.A. and Corporate
                                   Bank dated October 11, 1995 -- incorporated by reference from Registrant's Registration Statement on Form S-4 dated October 26, 1995 (33-63729).


                                  b)  Agreement and Plan of Reorganization
                                   dated January 10, 1996 between CU Bancorp and California United Bank, N.A. and Home Interstate Bancorp and Home Bank and Exhibits thereto.


                                  c)  Amendment Number One to Agreement and
                                   Plan of Reorganization between CU Bancorp and California United Bank, N.A. and Home Interstate Bancorp and Home Bank.


                           10.     Material Contracts

                                   a)  CU Bancorp Restricted Stock Plan

                           11.     Statements re computation of per share
                                   earnings
                                   See footnote 1(i) to the financial
                                   statements included at Item 8 of this
                                   report.

                           21.     Subsidiaries of the Registrant

                           27.     Financial Data Schedule

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1996                 C U  BANCORP



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

Signature                                                Title                 Date
---------                                               -------                ----
KENNETH BERNSTEIN                                       Director               March 28, 1996

_________________
Kenneth Bernstein


STEPHEN G. CARPENTER

__________________________________                      Director,              March 28, 1996
Stephen G. Carpenter                                    Chairman/
                                                        Chief Executive
                                                        Officer



________________________________                        Director               March 28, 1996
Richard H. Close                                        Secretary



PAUL W. GLASS

___________________________________                     Director               March 28, 1996
Paul W. Glass


RONALD S. PARKER                                        Director               March 28, 1996

____________________
Ronald S. Parker


DAVID I. RAINER

____________________                                     Director,             March 28, 1996
David I. Rainer                                          President, Chief
                                                         Operating Officer

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act.
    The proxy statement with respect to the annual meeting of the shareholders shall be furnished to shareholder subsequent to the filing of this Form 10-K and shall also be furnished to the Securities and Exchange Commission.

EXHIBIT INDEX


         2. Plan of Acquisition, Reorganization arrangement, liquidation or succession.

                             a) Amended and Restated Agreement and Plan of
                                Reorganization between CU Bancorp,
                                California United Bank, N.A. and Corporate
                                Bank dated October 11, 1995 --
                                incorporated March 28, 1996 by reference from Registrant's Registration Statement on Form S-4 dated October 26, 1995 (33-63729).


                             b) Agreement and Plan of Reorganization dated
                                January 10, 1996 between CU Bancorp and
                                California United Bank, N.A. and Home
                                Interstate Bancorp and Home Bank and
                                Exhibits thereto.


                             c) Amendment Number One to Agreement and Plan
                                of Reorganization between CU Bancorp and California United Bank, N.A. and Home Interstate Bancorp and Home Bank.


                     10.     Material Contracts

                              a)  CU Bancorp Restricted Stock Plan

                     11. Statements re computation of per share earnings See footnote 1(i) to the financial statements included at item 8 to this report.

                     21.     Subsidiaries of the Registrant

                     27.     Financial Data Schedule