Form 10-K405/A
period 1995-12-31
CU BANCORP
filed 1996-04-26
CIK 356050

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

For the transition period from        to          .

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

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   x         No
                        ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K /x/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995: $ 53,134,221 Common Stock, no par value -

The number of shares outstanding of the issuer's classes of common stock as of February 28, 1995: Common Stock no par value 5,285,333 shares


DOCUMENTS INCORPORATED BY REFERENCE

None
This document contains 20     pages.

The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10- K as set forth in the pages attached hereto:

Form 10-K for the year ended December 31, 1995 is hereby amended to include Part III, Items 10,11,12 and 13.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                            CU BANCORP
                            (Registrant)


                            By:  /s/ STEPHEN G.  CARPENTER

                            ---------------------------------------------------
                                 Stephen G.  Carpenter, Chief Executive Officer


                            By:  /s/ PATRICK HARTMAN

                            ---------------------------------------------------
                                 Patrick Hartman, Chief Financial Officer


Date: April 25, 1996

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS


         The following table provides information as of the April 8, 1996 with respect to Director of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for information pertaining to stock ownership of the directors.

                                   POSITION AND           POSITION AND          DIRECTOR OF
                                   OFFICE WITH CU         OFFICE WITH THE       COMPANY AND
NAME                       AGE     BANCORP                BANK                  BANK SINCE:
- ----                       ---     --------------         ---------------       -----------
Kenneth L. Bernstein       53      Director               Director              1994

Stephen G. Carpenter       56      Chairman, Chief        Chairman, Chief       1992
                                   Executive Officer      Executive Officer

Richard H. Close           51      Director, Secretary    Director, Secretary   1981

Paul W. Glass              50      Director               Director              1984

Ronald S. Parker           51      Director               Director              1993

David I. Rainer            39      Director, President,   Director,             1992
                                   Chief Operating        President, Chief
                                   Officer                Operating Officer


         None of the directors or officers of CU Bancorp or CU Bank were selected pursuant to any arrangement or understanding other than with the directors and officers of CU Bancorp and CU Bank acting in their capacities as such. There are no family relationships between any two or more of the directors, or officers and none serve as directors of any company required to report under the Exchange Act, or any investment company registered under the Investment Company Act of 1940, as amended.

         Set forth below are brief summaries of the background and business experience, including principal occupation, of the CU Board of Directors.

         KENNETH L. BERNSTEIN, was elected to the Board of CU Bancorp and CU Bank in December 1993, and assumed the positions in February 1994. He is the President of BFC Financial Corporation and has served in such capacity since 1965. BFC Financial Corporation performs a variety of services for both the finance industry and clients of that industry.

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

         DAVID I. RAINER was appointed Executive Vice President of CU Bank in June 1992 and assumed the position of Chief Operating Officer in late 1992. He assumed the additional title of President of CU Bank in February, 1994 and President and Chief Operating Officer of CU Bancorp in 1994. He was elected to the CU Board and Bank Board in 1993. From July 1989 to June 1992, Mr. Rainer was employed by Bank of America (Security Pacific National Bank) where he held the position of Senior Vice President. From March 1989 to July 1989, Mr. Rainer was a Senior Vice President at Faucet & Company, where he co-managed a stock and bond portfolio. From July 1982 to March 1989, Mr. Rainer was employed by Wells Fargo Bank, where he held the positions of Vice President and Manager.

         No director, officer or affiliate of CU Bancorp or of CU Bank, no owner of record or beneficially of more than five percent of any class of voting securities of CU Bancorp or no associate of any such director, officer or affiliate is a party adverse to CU Bancorp or CU Bank in any material pending legal proceedings to which CU Bancorp or CU Bank is a party.

EXECUTIVE OFFICERS

         Set forth below is certain information as of April 8, 1996 with respect to each of the executive officers of CU Bancorp.


                                    POSITION AND            POSITION AND
                                    OFFICES WITH THE        OFFICES WITH            OFFICER
NAME                      AGE       COMPANY                 THE BANK                SINCE
- ----                      ---       ----------------        ------------            -------
STEPHEN G. CARPENTER      56        Director, Chief         Chairman, Chief         1992
                                    Executive Officer       Executive Officer

DAVID I. RAINER           39        Director, President,    Director, President,    1992
                                    Chief Operating         Chief Operating
                                    Officer                 Officer

PATRICK HARTMAN           45        Chief Financial         Chief Financial         1992
                                    Officer                 Officer

ANNE WILLIAMS             37        Chief Credit Officer    Chief Credit Officer    1992


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

ITEM 11.                  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following information is furnished with respect to (i) the chief executive officer of CU Bancorp and (ii) each of the other executive officers of CU Bancorp (including officers of CU Bank who may be deemed to be executive officers of CU Bancorp), who served as executive officers during 1995 and earned over $100,000 (the "Named Executives").

                                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                                Long Term Compensation
                              ---------------------------------------------  -----------------------------------------------------

                                                                                      Award                Payouts
                                                                             --------------------------    -------
                                                                             Restricted     Securities
                                                               Other Annual     Stock      Underlying        LTIP      All Other
 Name and Principal Position  Year     Salary       Bonus      Compensation   Award(s)    Options/SAR's    Payouts   Compensation
 ---------------------------  ----     ------       -----      ------------  ----------   -------------    -------   ------------
                                                                                (4)
Stephen G. Carpenter - Chief  1993   $250,000    $ 50,000      $12,000(2)           0         25,000           0      $1,882(3)
Executive Officer / Chief     1994   $256,250    $ 50,000      $13,440(2)                    100,000                  $2,250(3)
Executive Officer - CU        1995   $263,937    $100,000(5)   $14,250(2)                          0                  $2,250(3)
Bank(1)

David I. Rainer - Chief       1993   $200,000    $100,000      $12,000(2)           0         25,000           0      $3,000(3)
Operating Officer /           1994   $205,000    $ 50,000      $12,330(2)           0         75,000                  $2,250(3)
President and Chief           1995   $211,150    $100,000(5)   $12,330(2)           0              0                  $2,250(3)
Operating Officer - CU Bank
(1)

Patrick Hartman - Senior      1993   $138,000    $      0      $ 8,450(2)           0         20,000           0           0
Vice President Chief          1994   $140,021    $ 13,000      $ 8,653(2)           0         10,000                       0
Financial Officer / Chief     1995   $143,452    $ 25,000(5)   $ 8,668(2)     $14,595         12,500                  $  450(3)
Financial Officer - CU Bank

Anne Williams- Executive      1993   $103,400    $ 25,000      $ 7,800(2)           0          5,000           0      $1,439(3)
Vice President Chief Credit   1994   $124,000    $ 15,000      $ 8,092(2)           0         10,000                  $2,085(3)
Officer / Chief Credit        1995   $128,960    $ 37,500(5)   $ 8,095(2)     $14,595         12,500                  $2,250(3)
Officer - CU Bank

(1) CU Bancorp provides memberships in certain clubs for certain executives, the use of which primarily relates to CU Bancorp business. The value of the personal use, if any, of all such benefits cannot be specifically determined and is not reported in the table.

(2)  Consists of amounts paid for automobile allowances and term life insurance.

(3)  Consists of CU Bancorp's matching portion of 401-K Plan contributions.

(4) Grants pursuant to CU Bancorp 1995 Restricted Stock Plan. 25% of any grant of Restricted Stock vests at the second anniversary of the grant. At each anniversary thereafter, an additional 25% of the grant becomes vested. Dividends are payable on the Restricted Stock, at the amount and times payable to all holders of CU Stock. The Restricted Stock does not have any preferential or special dividend provisions. At December 31, 1995, 19,000 shares of Restricted Stock had been granted at an aggregate market value at December 31, 1995 of $194,750 or $10.25 per share and at date of grant at an aggregate market value of $185,000 or $9.73 per share. The holders named in the table above at December 31, 1995, held an aggregate of 3000 shares of Restricted Stock at an aggregate market value of $30,750 or $10.25 per share or $15,375 for each of Mr. Hartman and Ms. Williams. The vesting of the Restricted Stock is not subject to performance based conditions, other than lapse of time and continued service.

(5) In addition, discretionary bonuses paid in 1995 with regard to services in 1994 of Messrs. Carpenter, Rainer, and Hartman and Ms. Williams were $60,000, $60,000, $25,000 and $30,000, respectively.

STOCK OPTIONS

The table on the following page contains information concerning the grant of stock options during the fiscal year ended December 31, 1995 to the Named
Executives:

                   OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                                                                     POTENTIAL REALIZABLE VALUE AT
                                                                                        ASSUMED ANNUAL RATES OF
 INDIVIDUAL                                                                           STOCK PRICE APPRECIATION FOR
  GRANTS                                                                                    THE OPTION TERM

                                            % OF TOTAL
                                           OPTIONS/SARS     EXERCISE
                         OPTIONS/SARS       GRANTED TO      OR BASE
                            GRANTED        EMPLOYEES IN       PRICE       EXPIRATION
        Name             (1)(2)(3)(4)      FISCAL YEAR      ($ / SH)         DATE             5%            10%
- -----------------        ------------      ------------     --------      ----------          --            ---
Stephen Carpenter               0                    0        --              --              --             --

David Rainer                    0                    0        --              --              --             --

Patrick Hartman            12,500                 12.4%      $7.125         2/28/05         $56,011       $141,943

Anne Williams              12,500                 12.4%      $7.125         2/28/05         $56,011       $141,943


            (1) The options are exercisable in 20% increments commencing one year subsequent to grant and are exercisable over a six year period, provided however, that certain options shall vest fully upon the occurrence of certain significant events that include a merger or dissolution of CU Bancorp where CU Bancorp is not the surviving corporation, or sale of substantially all CU Bancorp's assets. As of April 8, 1996 options equal to the amounts set forth in the section herein entitled "Security Ownership of Certain Beneficial Owners and Management", above were vested. The vested portion of each option may be exercised at any time prior to its expiration by tendering the exercise price in cash, check or in shares of CU Stock, valued at fair market value on the date of exercise. Each option will terminate three months after termination of employment for any reason other than death or disability. In the event of termination due to death or disability, the option will terminate no later than one year after such termination. Each option is not transferable other than by will or the laws of distribution and is not exercisable by anyone other than the optionee during his lifetime. If the outstanding shares of stock of CU Bancorp are increased, decreased or changed into or exchanged for, a different number or kind of shares or securities of CU Bancorp, without receipt of consideration by CU Bancorp, a corresponding adjustment changing the number or kind of shares and the exercise price per share allocated to unexercised options shall be made. Subject to certain limitations in the Plan, each option may be amended by mutual agreement of the optionee and CU Bancorp.

            (2) The exercise price of all options is adjustable in connection with stock dividends, stock splits and similar events.

            (3) The Potential Realizable Value is the product of (a) the difference between (i) the product of the closing market price per share at the grant date and the sum of (A) 1 plus (B) the assumed rate of appreciation of the CU Stock compounded annually over the term of the option and (ii) the per share exercise price of the option and (b) the number of shares of CU Stock underlying the option at December 31, 1995. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on a variety of factors, including market conditions and the price performance of the CU Stock. There can be no assurance that the rate of appreciation presented in this table will be achieved.

         (4) Reflects the number of shares of CU Stock underlying the options granted to the Named Executives during the year. Each of the options was granted pursuant to CU Bancorp's 1985, or 1993 Plans.

No options were exercised during 1995 by any of the named parties in the Compensation Table. No exercise price of any option previously granted to any executive officer was adjusted or amended ("repriced") during 1995.

                    AGGREGATED FISCAL YEAR END OPTION VALUES

                                                                             VALUE OF UNEXERCISED
                                       NUMBER OF UNEXERCISED                 IN-THE-MONEY OPTIONS
                                        OPTIONS AT 12/31/95                      AT 12/31/95
                                   ---------------------------           ---------------------------
    NAME                           EXERCISABLE / UNEXERCISABLE           EXERCISABLE / UNEXERCISABLE
- ---------------                    ---------------------------           ---------------------------
S. Carpenter                             87,253 / 111,747                    $409,142 / $466,983

D. Rainer                                  66,179 /88,821                    $316,495 / $372,803

Patrick Hartman                           10,499 / 32,001                     $37,809 / $109,378

Anne Williams                             13,500 / 29,000                    $66,188 / $ 110,687



OTHER MATTERS RELATED TO COMPENSATION

OTHER COMPENSATION / GOLDEN PARACHUTES

         Mr. Carpenter and Mr. Rainer do not have employment contracts, However, in the event that there is a change in control ("Change of Control") of CU Bank or its parent company (including a change of more than 50% of the current shareholders of CU Bancorp), Mr. Carpenter and Mr. Rainer will each be entitled to any accrued but unpaid bonus at that time. THIS ARRANGEMENT WAS ENTERED INTO IN 1992. Additionally, in the event of a Change of Control, if a position commensurate with either of their current positions with CU Bank is not offered and either elects to resign, CU Bank will pay the resigning party, subject to non-disapproval by the regulators, 12 months' compensation.

         During 1993, CU Bank sold its mortgage origination network and certain related loan production offices. In connection with that transaction, compensation was required by prior agreement to be paid to the two officers who had founded the mortgage banking division and who managed that business with regard to the value of the mortgage servicing portfolio (which was retained by CU Bank) and related to the profitability of the division. As a result, each of Messrs. Douglas Jones and Daniel LuVisi received total compensation of $900,507 for the period January 1, 1993 through the sale date of November 10, 1993, including $714,126 related to bonuses and other payments based on profitability and value of the mortgage servicing portfolio. Messrs. Jones and LuVisi resigned from their positions with CU Bank concurrently with the sale of the mortgage origination network, to be employed by the purchaser of the network.

COMPENSATION OF DIRECTORS

         Directors of CU Bancorp receive no compensation for attending meetings of the CU Board. However, the directors of CU Bancorp also serve as directors of CU Bank. CU Bank paid the sum of between $3,800 and $1,600 per month during 1995 to each director of CU Bank, depending on the number and type of meetings attended by the director. The Director Compensation Plan ties director compensation to board and committee meeting attendance and is also designed to be substantially similar in total compensation to similar banking institutions. Directors who are also salaried employees of CU Bank do not receive any additional compensation for activities as directors. Eligible directors receive:
(i) $1,000 per regular monthly board meeting; and (ii) $200 per committee meeting (for committees for which they are members). During 1995, director compensation ranged from $23,400 at the highest to $22,000 at the least, for the entire year, and totaled $100,400 in the aggregate for the year 1995. In addition to attendance at Board and committee meetings, directors discharge their responsibilities throughout the year by personal meetings and telephone contact with CU Bancorp and CU Bank executive officers and others regarding the business and affairs of CU Bancorp and CU Bank. Current Directors also participate in the CU Bancorp 1994 Non-Employee Director Stock Option Plan as more fully set forth below. The CU Board does not have a mandatory retirement policy, nor are any retirement benefits paid.

ADDITIONAL DIRECTOR COMPENSATION

         CU Bancorp has two director stock option plans, one of which has no options available for grant. In addition, in the past, as more fully described below, CU Bancorp has issued and sold warrants to purchase CU Stock to certain directors.

         1987 SPECIAL (DIRECTOR) STOCK OPTION PLAN

         On October 20, 1987, the shareholders of CU Bancorp approved the 1987 Special Stock Option Plan ("Special Plan") for CU Bancorp's directors, to encourage them to continue as directors, give them additional incentive as directors and reward them for past services. This Special Plan was limited to directors of CU Bancorp and CU Bank and provided for the issuance of 120,960 authorized but previously unissued shares of CU Stock. Only options which do not qualify as "incentive stock options" ("Non- qualified Stock Options") under
Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), may be issued. Pursuant to the shareholders' approval of the Special Plan, each then current director received options to purchase 15,120 shares. THERE ARE NO ADDITIONAL OPTIONS CURRENTLY AVAILABLE FOR GRANT UNDER THE SPECIAL PLAN. The majority of the current directors do not have any options, pursuant to the Special Plan. Options terminate 90 days after a director ceases being a director.

         On October 20, 1987, when the shareholders approved the Special Plan, the directors received such options with an exercise price of $5.791 per share which was not less than fair market value on such date. The options have an exercise period of ten years and are currently fully vested.

         Pursuant to the Special Plan, payment for the exercise of options must be received in full prior to the issuance of shares. Payment may be made (a) in cash, (b) by delivery of shares of CU Stock previously owned by the optionee (to the extent legally permissible), or (c) in a combination of CU Stock and cash. The Special Plan also enables an optionee the possibility to satisfy tax withholding amounts due upon exercise with shares of CU Stock rather than cash, by either delivering already owned shares of CU Stock or withholding from the shares of CU Stock to be issued upon exercise that number of shares which, based on the value of the CU Stock, would satisfy the tax withholding amounts due. Since CU Stock is listed on NASDAQ, the value of the CU Stock delivered as payment or withheld is deemed to be the closing price of the stock on the date of exercise or, if no sale occurred on such date, the nearest preceding day on which a sale of CU Stock occurred.

         Directors hold options under the Special Plan at December 31, 1995 as follows:


                                              Number of Shares                     Termination
Director              Number of Shares          Exercisable            Price          Date
- --------              ----------------        ----------------         -----       -----------
 Close                     15,120                  15,120             $5,791        10/20/97

 Glass                     15,120                  15,120             $5,791        10/20/97


         DIRECTOR WARRANTS

         In May 1985, the shareholders ratified the grant to certain directors at that time, of warrants to purchase 30,006 shares each, a total of 330,066 shares of CU Stock, over a ten-year period as compensation for the personal guarantees of a capital note of CU Bancorp in the amount of $1,250,000 from First Interstate Bank of California. Director Glass received an identical warrant to purchase 30,006 shares, at a later date. To comply with regulatory capital requirements by supporting CU Bancorp's additional asset growth, CU Bancorp issued the capital note, for which the lender required the guarantees by the directors in connection with the purchase of such capital note. The exercise price of such warrants of $4.17 per share was the weighted average price of the CU Stock for the 60 days prior to April 2, 1984, the date on which First Interstate Bank of California approved the purchase of the capital note. The purchase price of each warrant to purchase 30,006 shares was $750. As of March 31, 1995, all of these warrants had been exercised and there are currently no warrants from this program outstanding.

         In January 1994, the CU Board awarded former chairman of the board Dr. Jon P. Goodman warrants to purchase 7,500 shares of stock at fair market value on date of grant which was $7.00, in recognition of her services to CU Bancorp, in view of the fact that she was the only long term director without such incentive, and in connection with her resignation. Dr. Goodman also received special compensation of $30,000 at the same time.

         CU BANCORP 1994 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         On April 27, 1994, the CU Board adopted and approved, subject to shareholder approval, the 1994 Plan, which was approved by the shareholders of CU Bancorp at the 1994 Annual Meeting of Shareholders. 200,000 shares were reserved for options under the 1994 Non-Employee Director Plan. All non-employee directors of CU Bancorp are eligible to participate in the 1994 Non-Employee Director Plan. The following discussion summarizes the principal features of the 1994 Plan. This description is qualified in its entirety by reference to the full text of the 1994 Plan, copies of which are available for review at CU Bancorp's principal office.

         The 1994 Plan is administered by a Committee, to the extent possible under applicable law. The Committee will not have any discretion in the amount of options to be granted to any party, the price of any option or the term and exercisability of any option. Option grants shall be automatic as described herein and shall not be variable by the Committee. Each member of a Committee shall be a disinterested person as provided in Rule 16b-3(c)(2) promulgated pursuant to the Exchange Act. The CU Board or the Committee (as the case shall be) shall have full power and authority in its discretion to take any and all action required or permitted to be taken under the

Plan.  Options issued under the 1994 Plan are Non-Qualified Stock Options.

         Under the 1994 Plan, non-employee directors of CU Bancorp on the date of each annual meeting receives Non-Qualified Stock Options. The 1994 Plan provides for the grant of options to non-employee directors, without any action on the part of the Committee, only upon the following terms and conditions: (i) each person who was a director of CU Bancorp on July 1, 1994 received Non-Qualified Stock Options to acquire 5,000 shares of CU stock. The Chairman of the Board on July 1, 1994 received options to purchase an additional 2,500 shares of CU Stock; (ii) each person who is a director of CU Bancorp on the day following an Annual Meeting of Shareholders after 1994 receives Non-Qualified options to acquire 5,000 shares of CU Stock, provided that the person who is then the Chairman of the Board receives options to purchase an additional 2,500 shares of CU Stock (in the event the shares available under the 1994 Plan are insufficient to make any such grant, all grants made thereunder on such date shall be prorated); (iii) none of the options will be exercisable until the March 31 next following the date of grant. Each option becomes exercisable in the following four cumulative annual installments: 25% on the first March 31 following the date of the grant; an additional 25% on the second March 31 following the date of the grant; an additional 25% on the third March 31 following the date of the grant; and the last 25% on the fourth March 31 following the date of the grant. From time to time during each of such installment periods, the option may be exercised with respect to some or all of the shares allotted to that period, and/or with respect to some or all of the shares allotted to any prior period as to which the option was not fully exercised. During the remainder of the term of the option (if its term extends beyond the end of the installment periods), the option may be exercised from time to time with respect to any shares then remaining subject to the option;
(iv) subject to earlier termination as provided elsewhere in the 1994 Plan, each option shall expire ten (10) years from the date the option was granted or twelve months following the termination of directorship (except for termination for cause), whichever is first; and (v) the exercise price of each option shall be equal to one hundred percent (100%) of the fair market value of the stock subject to the option on the date the option is granted.

         The exercise price of CU Stock acquired pursuant to an option shall be paid in cash, in whole shares of CU Stock owned by the optionee having a fair market value on the exercise date (determined by the Committee in accordance with any reasonable evaluation method) equal to the option price of the shares being purchased, or a combination of stock and cash, equal in the aggregate to the option price of the shares being purchased.

         The 1994 Plan will terminate upon the occurrence of a terminating event, including, but not limited to, liquidation, reorganization, merger or consolidation of CU Bancorp with another corporation in which CU Bancorp is not the surviving corporation or resulting corporation, or a sale of substantially all the assets of CU Bancorp to another person, or a reverse merger in which CU Bancorp is the surviving corporation but the shares of CU Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property (a "Terminating Event"). The CU Board or the Committee (as the case may be) shall notify each optionee not less than thirty (30) days prior thereto of the pendency of a Terminating Event. Upon delivery of such notice, any option outstanding shall be exercisable in full and not only as to those shares with respect to which installments, if any, have then accrued, subject, however, to earlier expiration or termination as provided elsewhere in the 1994 Plan. The CU Board or the Committee (as the case may be) may also suspend or terminate the 1994 Plan at any time. Unless sooner terminated, the 1994 Plan shall terminate ten (10) years from the effective date, of the 1994 Plan. No options may be granted under the 1994 Plan while the 1994 Plan is suspended or after the 1994 Plan is terminated. Rights and obligations under any option granted pursuant to the 1994 Plan, while in effect, shall not be altered or impaired by suspension or termination of the 1994 Plan, except with the consent of the person to whom the stock option was granted.

         Directors hold options under the 1994 Plan at December 31, 1995 as follows:

                                        Number of Shares                Termination
 Director          Number of Shares       Exercisable        Price         Date
- ---------          ----------------     ----------------     -----      -----------
                                                            $6.25-        7/1/04-
Bernstein               10,000               1,250          $6.88        6/30/05

                                                            $6.25-        7/1/04-
Close                   10,000               1,250          $6.88        6/30/05
                                                            $6.25-        7/1/04-
Glass                   15,000               1,875          $6.88        6/30/05

                                                            $6.25-        7/1/04-
Parker                  10,000               1,250          $6.88        6/30/05


EMPLOYEE STOCK OPTION AND RESTRICTED STOCK PLANS

         CU Bancorp has three stock option plans, pursuant to which options have in the past been granted to employees. Two of the plans have terminated and no further grants may be made pursuant to these plans, although options granted under such plans continue to vest and are eligible to be exercised over the period specified in the stock option agreements. Each of the plans is substantially similar as to the material provisions thereof, as described below. The three plans were adopted at intervals of two and eight years and were designed to augment options available after substantial depletion of the prior plan through grants and exercises of options.

         1983 EMPLOYEE STOCK OPTION PLAN

         In April 1983, CU Bancorp adopted the CU Bancorp 1983 Employee Stock Option Plan ("1983 Plan") which the shareholders approved in May 1983. The 1983 Plan provided for the issuance of both "incentive stock options" within the meaning of Section 422A of the Code ("Incentive Stock Options") and Non-Qualified Stock Options. The number of shares of CU Stock reserved for issuance under the 1983 Plan was 400,075. As of December 1, 1995, there were 49,030 shares subject to outstanding options under the 1983 Plan . NO SHARES REMAIN AVAILABLE FOR FUTURE GRANTS. THE 1983 PLAN HAS EXPIRED BY ITS TERMS, ALTHOUGH OUTSTANDING OPTIONS REMAIN AND ARE EXERCISABLE OVER THE PERIOD DESIGNATED IN THE 1983 PLAN AND IN INDIVIDUAL STOCK OPTION AGREEMENTS. Options are generally exercisable in equal increments over a five year period and are outstanding for a total of ten years.

         The exercise price of options under the 1983 Plan was equal to at least 100% of the fair market value of the CU Stock as of the date of grant. The exercise price is due in full upon exercise and may be paid (a) in cash, (b) by delivering shares of CU Stock equal in value to the exercise price, subject to certain limitations for shares of stock previously acquired upon exercise of an incentive stock option, or (c) by a combination of cash and CU Stock. The value of the CU Stock delivered as payment is deemed to be the closing price of such stock as the date of exercise or, if no sale occurred on such date, the nearest preceding day on which a sale of CU Stock occurred.

         Upon the occurrence of a terminating event, including, but not limited to, liquidation, reorganization, merger or consolidation of CU Bancorp with another corporation in which CU Bancorp is not the surviving corporation or resulting corporation, or a sale of substantially all the assets of CU Bancorp to another person, or a reverse merger in which CU Bancorp is the surviving corporation but the shares of CU Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property (a "Terminating Event"), any option outstanding shall be exercisable in full and not only as to those shares with respect to which installments, if any, have then accrued, subject, however, to earlier expiration or termination as provided elsewhere in the 1983 Plan.

         The sole holder of options under the 1988 Plan is David Rainer, Director and President of CU Bancorp who holds options to purchase 49,030 shares, of which 29,418 are currently exercisable at a purchase price of $5.00. This option will expire in June 2002.


         FIRST AMENDED AND RESTATED 1985 EMPLOYEE STOCK OPTION PLAN

         In October 1985 the shareholders approved the adoption of, and in October 1987 the shareholders approved the amendment to, the First Amended and Restated CU Bancorp 1985 Employee Stock Option Plan ("1985 Plan") which provides for the issuance of Incentive Options or Non-Qualified Stock Options to full time employees of CU Bancorp and its subsidiaries. The 1985 Plan provides for the issuance of options to purchase 350,000 shares of CU Stock. As of December 31, 1995, there were 243,250 shares subject to outstanding options, 62,828 shares had been issued upon exercise of options, and no shares were available for future grants. The 1985 Plan expired during 1995, although options granted pursuant to the 1995 Plan continue to be outstanding and options continue to be exercisable pursuant to the provisions of the 1985 Plan and individual stock option agreements.

         The exercise price of options under the 1985 Plan is due in full upon exercise and may be paid (a) in cash, (b) by delivering shares of CU Stock equal in value to the exercise price, subject to certain limitations for shares of stock previously acquired upon exercise of an incentive stock option, or (c) a combination of cash and CU Stock. The value of the CU Stock delivered as payment is deemed to be the closing price of such stock as the date of exercise or, if no sale occurred on such date, the nearest preceding day on which a sale of CU Stock occurred.

         Upon the occurrence of a terminating event, including, but not limited to, liquidation, reorganization, merger or consolidation of CU Bancorp with another corporation in which CU Bancorp is not the surviving corporation or resulting corporation, or a sale of substantially all the assets of CU Bancorp to another person, or a reverse merger in which CU Bancorp is the surviving corporation but the shares of CU Stock outstanding under the 1985 Plan immediately preceding the merger are converted by virtue of the merger into other property (a "Terminating Event"), any option outstanding under the 1985 Plan shall be exercisable in full and not only as to those shares with respect to which installments, if any, have then accrued, subject, however, to earlier expiration or termination as provided elsewhere in the 1985 Plan.

         Information as to options granted pursuant to the 1985 Plan to executive officers is contained in the section "Compensation of Directors and Executive Officers". At December 31, 1995 the following options issued under the 1985 Plan were outstanding:

                                                       Number of Shares
   Director                   Number of Shares            Exercisable         Price             Term
- -----------------             ----------------         ----------------       -----             ----
                                                                              $4.88-            6/2/02-
Stephen Carpenter                  99,000                  54,000             $5.13            2/16/03

                                                                              $6.00-            4/8/03-
Patrick Hartman                    20,000                  8,000              $6.88             8/4/03

                                                                              $5.00-           6/16/02-
David Rainer                       30,970                  13,581             $6.88             4/8/03

                                                                              $4.75-           8/31/02-
Anne Williams                      20,000                  11,000             $6.00             8/4/03

All employees as                                                                                 8/90-
a group                            243,250                139,690             $5.42*            4/8/03

 *  Average Price

         1993 EMPLOYEE STOCK OPTION PLAN

         In October, 1993, the CU Board adopted and approved, subject to shareholder approval, the CU Bancorp 1993 Employee Stock Option Plan (the " 1993 Plan"). The 1993 Plan was approved by requisite vote of the shareholders on December 17, 1993. There were 400,000 shares reserved for option issuances under the 1993 Plan. At December 31, 1995 options for 360,000 shares had been granted under the 1993 Plan, there were 354,000 shares outstanding under the 1993 Plan and there were 46,000 shares available for grant under the 1993 Plan. All full time employees of CU Bancorp and its subsidiary are eligible to participate.

         Options issued under the 1993 Plan shall, in the discretion of a committee appointed by the CU Board (as described below), be either Incentive Stock Options or options which do not qualify as incentive stock options ("Non-Qualified Stock Options").

         The 1993 Plan is administered by a committee (the "Committee") appointed by the CU Board, which shall consist of not less than two members of the CU Board. Each member of the Committee shall be a disinterested person as provided in Rule 16b-3(c)(2) promulgated pursuant to the Exchange Act. The Committee shall have full power and authority in its discretion to take any and all action required or permitted to be taken under the 1993 Plan. At the present time the Compensation Committee serves as the Stock Option Committee.

         Under the 1993 Plan, the Committee shall select the eligible participants to whom options will be granted, the type of option to be granted, the exercise price of each option, the number of shares covered by such option and the other terms and conditions of each option. The eligible employees are able to receive Incentive and Non-Qualified Stock Options; provided, however, that the aggregate fair market value (determined at the time the Incentive Stock Option is granted) of the stock with respect to which Incentive Stock Options are exercisable for the first time by the optionee during any calendar year (under all Incentive Stock Option plans of CU Bancorp) shall not exceed One Hundred Thousand Dollars ($100,000). Should it be determined that any Incentive Stock Option granted exceeds such maximum, such Incentive Stock Option shall be considered to be a Non-Qualified Stock Option to the extent, but only to the extent, of such excess.

         None of the options are exercisable within the first 12 months from the date of the grant. Each option becomes exercisable in the following four cumulative annual installments: 25% on the first anniversary date of the grant; an additional 25% on the second anniversary date of the grant; an additional 25% on the third anniversary date of the grant; and the last 25% on the fourth anniversary date of the grant. From time to time during each of such installment periods, the option may be exercised with respect to some or all of the shares allotted to that period and/or with respect to some or all of the shares allotted to any prior period as to which the option was not fully exercised. During the remainder of the term of the option (if its term extends beyond the end of the installment periods), the option may be exercised from time to time with respect to any shares then remaining subject to the option.

         The exercise price of CU Stock acquired pursuant to an option granted under the 1993 Plan shall be paid in cash, in whole shares of CU Stock owned by the optionee having a fair market value on the exercise date equal to the option price of the shares being purchased, or a combination of stock and cash.

         Under the 1993 Plan, no option may extend more than ten (10) years from the date of grant. Except in the event of termination of employment due to death, disability or termination for cause, options will terminate three (3) months after an employee optionee ceases to be employed by CU Bancorp or its subsidiaries, unless the options by their terms were scheduled to terminate earlier.

         The 1993 Plan will terminate upon the occurrence of a terminating event, including, but not limited to, liquidation, reorganization, merger or consolidation of CU Bancorp with another corporation in which CU Bancorp is not the surviving corporation or resulting corporation, or a sale of substantially all the assets of CU Bancorp to another person, or a reverse merger in which CU Bancorp is the surviving corporation but the shares of CU Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property (a "Terminating Event"). The Committee shall notify each optionee not less than thirty (30) days prior thereto of the pendency of a Terminating Event. Upon delivery of such notice, any option outstanding shall be exercisable in full and not only as to those shares with respect to which installments, if any, have then accrued, subject, however, to earlier expiration or termination as provided elsewhere in each of the 1993 Plan. The Committee may also suspend or terminate the 1993 Plan at any time. Unless sooner terminated, the 1993 Plan shall terminate ten (10) years from the effective date, October 27, 1993, of the 1993 Plan. No options may be granted under the 1993 Plan while the 1993 Plan is suspended or after the 1993 Plan is terminated. Rights and obligations under any option granted pursuant to the 1993 Plan, while in effect, shall not be altered or impaired by suspension or termination of the 1993 Plan, except with the consent of the person to whom the stock option was granted.


         1995 RESTRICTED STOCK PLAN

         In March 1995 the CU Board adopted, and the shareholders approved on June 29, 1995, the CU Bancorp Restricted 1995 Stock Plan (the "1995 Restricted Stock Plan"). During 1995, 19,000 shares in the aggregate of the 75,000 shares subject to the 1995 Restricted Stock Plan were issued to 26 of CU Bank's employees.

         The only executive officers to receive Restricted Stock were Ms. Williams and Mr. Hartman who each received 1,500 shares.

         The issuance of restricted stock is intended to provide a vehicle through which CU Bancorp can reward employees for their past service and encourage their continued service and their stock ownership in CU Bancorp. Restricted Stock is common stock issued by CU Bancorp, subject to restrictions on sale or transfer (more fully described below) which continue until such time as may be specified in the 1995 Restricted Stock Plan or the granting documents. An employee holding Restricted Stock is entitled to receive cash dividends when and as declared, and to vote the shares. At such time as the conditions set forth in the 1995 Restricted Stock Plan or the granting documents are satisfied, the restrictions lapse. The primary conditions set forth in the 1995 Restricted Stock Plan are the lapse of time and continued employment by or its subsidiaries. If the employee's employment is terminated before the restrictions lapse, or if any conditions are not fulfilled, the restricted stock ( or that portion of it as to which the restrictions have not lapsed) must be returned to CU Bancorp.

         The number of shares of CU Stock reserved for issuance under the 1995 Restricted Stock Plan is 75,000. All employees of CU Bancorp and its subsidiaries are eligible to participate in the Plan.

         Under the 1995 Restricted Stock Plan, the employees of CU Bancorp are eligible to receive Restricted Stock. The Committee will determine which employees and the amount of Restricted Stock to be granted to each. Subject to the rights of the Committee to vary the restrictions under the 1995 Restricted Stock Plan, each grant shall conform to the following:

         Restrictions with regard to 25% of any award shall expire and terminate upon the second anniversary of the grant. Thereafter restrictions shall expire and terminate as to an additional 25% of such award on each anniversary of the grant thereof.

         The restrictions on the common stock issued pursuant to the 1995 Restricted Stock Plan will terminate upon the occurrence of a terminating event, including, but not limited to, liquidation, reorganization, merger or consolidation of CU Bancorp (or its principal subsidiary) with another corporation in which CU Bancorp (or its principal subsidiary) is not the surviving corporation or resulting corporation, or a sale of substantially all the assets of CU Bancorp to another person, or a reverse merger in which CU Bancorp is the surviving corporation but the shares of CU Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property or any other transaction in which more than 50% of the ownership of the Corporation is transferred (a "Terminating Event"). The CU Board or the Committee (as the case may be) may also suspend or terminate the 1995 Restricted Stock Plan at any time. No grants may be made under the 1995 Restricted Stock Plan after the third anniversary of the date of adoption of the 1995 Restricted Stock Plan. Rights and obligations under any Restricted Stock granted pursuant to the 1995 Restricted Stock Plan, while in effect, shall not be altered or impaired by suspension or termination of the 1995 Restricted Stock Plan, except with the consent of the person to whom the Restricted Stock was granted.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                 The following table sets forth information as of the April 8, 1996 pertaining to beneficial ownership of CU Bancorp Common Stock ("CU Stock") by persons known to CU Bancorp to own five percent or more of such stock, current directors of CU Bancorp, and all directors and officers of CU Bancorp as a group. The information contained herein has been obtained from CU Bancorp's records, from information furnished directly by the individual or entity to CU Bancorp, or from various filings made by the named individuals with the Commission.

                 CU Bancorp is of the opinion that there is no person who possesses, directly or indirectly, the power to direct or cause to direct the management and policies of CU Bancorp, nor is it aware of the existence of a group of persons formed for such purpose, whether through the ownership of voting securities, by contract, or otherwise.

                                                                              AMOUNT AND NATURE OF
                                                                              BENEFICIAL                 PERCENT OF
    NAME OF BENEFICIAL OWNER                RELATIONSHIP WITH COMPANY         OWNERSHIP(1)(2)(3)         CLASS(4)
    ------------------------                -------------------------         --------------------       ----------
    Kenneth L. Bernstein                    Director, Nominee                          25,980                0.49

    Stephen G. Carpenter                    Director, Nominee, President,              93,253                1.73
                                            Chief Executive Officer

    Richard H. Close                        Director, Nominee                         118,913                2.24

    Paul W. Glass                           Chairman, Director Nominee                100,653                1.89

    Ronald S. Parker                        Director, Nominee                           7,250                0.14

    David I. Rainer                         Director, Nominee, Chief                   66,179                1.27
                                            Operating Officer

    Anne Williams                           Chief Credit Officer                       16,500                0.31

    Patrick Hartman                         Chief Financial Officer                    13,499                0.25

    FBL Investment Advisory                 Beneficial Owner of More Than 5%          536,100                11.6
    Services, Inc.

    Dimensional Fund Advisors Inc.(6)       Beneficial Owner of More Than 5%          262,796(6)             4.97

    All directors and nominees as a
    group (6 in number)                     Directors/Nominees                        414,228                7.55

    ALL CURRENT EXECUTIVE OFFICERS
    AND DIRECTORS AS A GROUP
    (8 IN NUMBER)(7)(8)(9)                                                            447,227                8.00
- --------------------------------------                                               --------

(1) Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

(2) Includes as if currently outstanding the following shares subject to options which are exercisable within 60 days.

                                                 OPTIONS
                     DIRECTOR                  EXERCISABLE
                -----------------              -----------
                Kenneth Bernstein                  1,250

                Stephen Carpenter                 87,253

                Richard Close                     16,370

                Paul Glass                        16,995

                Ronald Parker                      1,250

                David Rainer                      66,179

                Anne Williams                     15,000

                Patrick Hartman                   11,999

(3) Shares issuable pursuant to options which may be exercised within 60 days are deemed to be issued and outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals.

(4)      Only common stock is outstanding.

(5) FBL Investment Advisory Services, Inc. 5400 University Avenue, West Des Moines, IA is an Investment Advisor registered under the Investment Advisors Act of 1940 and was deemed to have beneficial ownership of 536,100 shares or (11.86%) of CU Stock as of December 31, 1995. According to a Schedule 13-g, the shares are owned on behalf various investment advisory clients of the reporting person which have the right to receive or the power to direct the receipt of dividends from, or the proceeds from a sale of such securities. None of such clients individually own more than five percent except for FBL Series Fund, Inc. - Growth Common Stock Portfolio, Md. Corp.; which through ownership of 251,000 common shares had a pecuniary interest of 5.47 at December 31, 1995.

(6) Dimensional Fund Advisors, Inc., a registered investment advisor is deemed to have sole voting power over 203,356 shares and sole dispositive power over 262,796 shares of CU Stock as of December 31, 1995. Persons who are officers of Dimensional Fund Advisors, Inc. also serve as officers of DFA Investment Dimensions Group Inc. (the "Fund") and The DFA Investment Trust Company (the "Trust") each an open-end management investment company registered under the Investment Company Act of 1940. In their capacities as officers of the Fund and the Trust, these persons vote 38,000 additional shares which are owned by the Fund and 21,440 shares which are owned by the Trust. All Securities are owned by advisory clients of Dimensional Fund Advisors, Inc., no one to the knowledge of DFA owns more than 5%. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all such shares.

(7) The listing of individuals as executive officers in this table or elsewhere in this Joint Proxy Statement/Prospectus should not be interpreted as an indication that such individuals are considered to be executive officers of CU Bancorp or CU Bank for any other purposes.

(8) Includes as if currently outstanding 216,296 shares subject to options held by directors and executive officers which are exercisable within 60 days from the CU Record Date.

(9) The address of all listed individuals, with the exception of Dimensional Fund Advisers, Inc. and FBL Investment is c/o CU Bancorp, 16030 Ventura Boulevard, Encino, California 91436. The address of Dimensional Fund Advisers, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The address of FBL Investment Advisory Securities, Inc. is 5400 University Avenue, West Des Moines, IA.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

         Some of CU Bancorp's directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with, CU Bank in the ordinary course of CU Bank's business, and CU Bank expects to have such limited ordinary banking transactions with such persons in the future. CU Bank has adopted a policy that it generally will not make new loans to Directors, with the exception of loans fully secured by cash. In the opinion of the management of CU Bank and except as provided below, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. Although CU Bank does not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with CU Bank's respective lending policies and statutory lending limits, and prior approval of the CU Board is required for these loans.

         There were no loans to directors, executive officers or their immediate family or associates as of December 31, 1995.

OTHER MATERIAL TRANSACTIONS

         Except as set forth below, there are no other existing or proposed material transactions between CU Bancorp and CU Bank and any of CU Bancorp's directors, executive officers, or beneficial owners of five percent or more of CU Stock, or the immediate family or associates of any of the foregoing persons.

         In 1993, prior to his election as a director of CU Bancorp, Kenneth Bernstein entered into an agreement with CU Bank to assist in collection of a large charged off credit. In exchange for Mr. Bernstein's assistance, CU Bank agreed to pay him 50% of amounts recovered on such credit (after deduction of legal fees). Although CU Bank, with Mr. Bernstein's assistance, located the debtor, the debtor subsequently filed bankruptcy and no amounts have been recovered.

REGULATORY AGREEMENTS

         In November 1993, CU Bank was informed by the Office of the Comptroller of the Currency ("OCC"), that the OCC had terminated the formal written agreement (the "Agreement") with the OCC entered into in June 1992, based upon CU Bank's compliance with the provisions of the Agreement.

         In November 1993, the Federal Reserve Bank of San Francisco terminated a Memorandum of Understanding with CU Bancorp, originally entered into In August, 1992. The termination of the MOU was taken in recognition of CU Bancorp's compliance with these requirements.