Form 10-Q
period 1996-03-31
CU BANCORP
filed 1996-05-14
CIK 356050

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

                  /X/ For the Quarterly Period Ended March 31, 1996 or

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

                              Yes /X/   No / /


As of March 31, 1996, the Registrant has 5,296,583 outstanding shares of its Common stock, no par value.

                                CU Bancorp
                          Quarter Ended March 31, 1996
                          Table of Contents - Form 10-Q


                                                                   Page
Part I. Financial Information

    Item 1.  Financial Statements

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                          3

        Consolidated Statements of Financial Condition:
        -March 31, 1996, and December 31, 1995.                     14

        Consolidated Statements of Income:
        -Three Month Periods Ended March 31, 1996, and
         March 31, 1995.                                            15

        Consolidated Statements of Cash Flows:
        -Three Month Periods Ended March 31, 1996 and
         March 31, 1995.                                            16

        Notes to Consolidated Financial Statements                  17

        Signatures                                                  22


Part II.  Other Information

    Item 1.  Legal Proceedings                                      23

    Item 2.  Changes in Securities                                  23

    Item 3.  Defaults Upon Senior Securities                        23

    Item 4.  Submission of Matters to a Vote of Security Holder     23

    Item 5.  Other Information                                      23

    Item 6.  Exhibits and Filings on Form 8-K                       25

Management Discussion and Analysis

Overview



The Company earned $567 thousand or $.10 per share, during the first quarter of 1996, compared to $710 thousand, or $.15 per share, during the same period in 1995. Income for the current quarter was reduced by costs totaling $.05 per share related to merger activity. Net income for the quarter ended March 31, 1996 would have been $.15 per share without the direct expenses incurred in the period related to the acquisition of Corporate Bank and the proposed merger with Home Bank. This compares with $710 thousand, or $.15 per share for the comparable quarter of last year. Earnings for the first quarter of 1995 included approximately $.02 per share attributable to a sale of mortgage servicing rights.

On January 12, 1996, the Bank completed the acquisition of Santa Ana based Corporate Bank. Inclusion of the Corporate Bank balances for the first time had a number of effects on the Bank's financial statements. Non performing assets increased to $3.8 million at March 31, 1996, up from $1 million at December 31, 1995 and $66 thousand at the end of the first quarter of 1995. Real estate acquired through foreclosure totaled $450 thousand at March 31, 1996, compared with zero at December 31, 1995 and March 31, 1995. The Bank's allowance for loan losses as a percent of loans was 243% at March 31, 1996, compared with 11503% at the comparable quarter of 1995. These asset quality ratios, even after the inclusion of the non performing assets from Corporate Bank's portfolio, remain strong.


Capital ratios are strong, substantially exceeding levels required for the "well capitalized" category established by bank regulators. The Total Risk-Based Capital Ratio was 13.60%, the Tier 1 Risk-Based Capital Ratio was 12.33%, and the Leverage Ratio was 9.41% at March 31, 1996, compared to 16.19%, 14.92%, and 10.52%, respectively, at year-end 1995. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

The Bank's strong capital and asset quality position allows the Bank to continue to grow its core business which provides relationship based services to middle market customers and positions the Bank for its acquisition strategy. During the first quarter of 1996, the Bank generated approximately $33 million in new loan commitments, compared with about $31 million for the comparable period of 1995.

In January 1996, the Bank announced the signing of an agreement to merge with Home Interstate Bancorp, the parent of Home Bank, based in the South Bay. This merger, targeted to be completed in the second or third quarter of 1996, would create a combined bank with over $800 million in assets and 22 branches.




Balance Sheet Analysis

Loan Portfolio Composition and Credit Risk


The Bank's loan portfolio at March 31, 1996 has maintained the high standards of credit quality that have been established as the commercial loan portfolio has been built over the past three years. Non performing assets are at manageable levels and exposures to real estate have been greatly reduced to consist primarily of loans secured by real estate made to the Bank's core middle market customers as a secondary part of their total business relationship.

Total loans at March 31 ,1996 increased by $45 million from December 31, 1995.
A significant part of the change in the loan portfolio was due to the
acquisition of Corporate Bank in January 1996.   Approximately $43 million of
the March 31, 1996 loan balances relate to loans acquired in the Corporate Bank transaction. The remaining small increase in outstandings represents new business production more than offsetting the usual seasonal declines that occur in the first quarter in the commercial portfolio.

Table 1  Loan Portfolio Composition

Amounts in thousands of dollars           March 31,           December 31,            March 31,
                                            1996                 1995                   1995

Commercial & Industrial Loans            $177,754   75%        $159,768    84%        $136,884     78%
Real Estate Loans:
    Commercial                             39,907    17          20,190     11          26,528     15
    Mortgages                               7,108     3           5,470      3           4,773      3
    Construction                            3,113     2               0      0             416      1
Total Real Estate Loans                    50,128    22          25,660     14          31,717     19
Other loans                                 7,724     3           5,198      2           6,001      3
Total loans net of unearned fees         $235,606  100%        $190,626   100%        $174,602    100%



Table 1a Loan Portfolio Maturities
(in Millions)
                                               Remaining Maturity

                                          Within     After One     After
                                            One     but Within     Five
                                           Year     Five Years     Years     Total
Commercial & Industrial Loans            $135,237     $47,139     $6,215  $188,591
Real Estate - Commercial & Mortgage        11,245      30,531      5,239    47,015
Total loans                              $146,482      77,670     11,454  $235,606
Loans due after one year with
predetermined interest rates                           21,318      3,419
Loans due after one year with
floating or adjustable rates                           56,352      8,035
                                                      $77,670    $11,454


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


The amount and composition of the allowance for loan losses is as follows:

Table 2  Allocation of Allowance for Loan Losses

Amounts in thousands of dollars                         March 31,   December 31,  March 31,
                                                         1996          1995         1995
Commercial & Industrial Loans(1)                        $7,923         $6,594     $6,392
Real estate loans - Mortgages                                0              0        277
Real estate loans - Construction Loans                     222              0          5
                                                         8,145          6,594      6,674
Unfunded commitments and letters of credit                  80            336        551
Total Allowance for loan losses                         $8,225         $6,930     $7,225
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

During the first quarter of 1996, the Bank had net charge offs of $1.6 million, compared to net recoveries of $165 thousand for the comparable period of 1995. The charge offs in 1996 are the result of applying the Bank's aggressive and disciplined approach to credit management to the portfolio acquired in the Corporate Bank transaction.

Activity in the allowance, classified by type of loan, is as follows:

Table 3   Analysis of the Changes in the Allowance for Loan Loss

Amounts in thousands of dollars                                  For the Periods Ended
                                                             March 31,  December 31,   March 31,
                                                               1996         1995         1995
Balance at January 1                                          $6,930        $7,427      $7,427
Loans charged off:
  Real estate secured loans                                     1058           529           0
  Commercial loans secured and unsecured                         537           543           0
  Loans to individuals, installment and other loans              115            17           4
     Total charge-offs                                         1,710         1,089           4
Recoveries of loans previously charged off:
  Real estate secured loans                                       16            58          20
  Commercial loans secured and unsecured                         136           522         144
  Loans to individuals, installment and other loans                1            12           5
     Total recoveries of loans previously charged off            153           592         169
Net charge-off (recovery)                                      1,557           497       (165)
Provision for loan losses                                          0             0           0
Allowance of acquired bank                                     2,852             0           0
Balance at end of period                                      $8,225        $6,930      $7,592
Net loan charge-offs (recoveries) as a percentage of
average gross loans outstanding during the period ended         .67%          .28%     (0.98)%



The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At March 31, 1996, nonperforming loans amounted to $3.4 million compared with $1.0 million at December 31, 1995. The increase in nonperforming assets, both loans and other real estate owned, is due to the acquisition of Corporate Bank.


Potential problem loans are defined as loans as to which there are serious doubts about the ability of the borrowers to comply with present loan repayment terms. It is the policy of the Bank to place all potential problem loans on nonaccrual status. At March 31, 1996, therefore, the Bank had no potential problem loans other than those disclosed in Table 4 as nonperforming loans.

Table 4:  Nonperforming Assets

Amounts in thousands of dollars              March 31,    December 31,  March 31,
                                                1996          1995         1995
Loans not performing                          $3,379        $1,024         $66
Other real estate owned                          450             0           0
Total nonperforming assets                    $3,829        $1,024         $66

Allowance for loan losses as a percent of:
     Nonperforming loans                        243%          677%     11,503%
     Nonperforming assets                       215%          677%     11,503%
Nonperforming assets as a percent of total
assets                                          1.0%          0.3%          0%
Nonperforming loans as a percent of total
loans                                           1.6%          0.5%          0%


Securities

The Securities Held to Maturity portfolio totaled $89 million at March 31, 1996, compared with $67 million at year-end 1995. In the fourth quarter of 1995, the Bank performed a one-time reassessment of the designations of securities as held to maturity or available for sale, in accordance with a special report issued by the Financial Accounting Standards Board on the subject of investments. As a result of this assessment, $5.9 million of collateralized mortgage obligations were transferred out of the held to maturity portfolio into the available for sale portfolio. The collateralized mortgage obligations were subsequently sold in the first quarter of 1996 at a gain of $113 thousand.

Also included in the Held to Maturity portfolio at March 31, 1996 is approximately $20 million in commercial paper. The Bank has invested in high quality, short term commercial paper as a diversification from Federal Funds sold. Commercial paper held is less than six months in maturity, and is rated A1/P1 by Standard and Poors. At March 31, 1996, there were unrealized gains of $1 thousand and no losses in the securities held to maturity portfolio.


The Securities Available for Sale portfolio totaled $5 million at March 31, 1996 with no investments being included in this category during the first quarter of 1995. The investment portfolio of the Corporate Bank, acquired in January, 1996, was classified as available for sale at the purchase date. The securities acquired in this transaction may be sold as needed to match the investment strategies and balance sheet needs of the Bank. There was an unrealized gain of $16 thousand included in the March 31, 1996 balance, compared with an unrealized gain of $143 thousand at December 31, 1995.

In the first quarter of 1996, the Bank realized a gain of $113 thousand on the sale of securities available for sale. There were no gains or losses realized in 1995.


Additional information concerning securities is provided in the footnotes to the accompanying financial statements.



Other Real Estate Owned


       There was $450 thousand of Other Real Estate Owned on the Bank's balance sheet at March 31, 1996. At December 31, 1995, and March 31, 1995 the Bank had no Other Real Estate Owned. The Bank's policy is to carry properties acquired in foreclosure at fair value less estimated selling costs, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against a valuation allowance for other real estate owned, created by charging a provision to other operating expenses. The

Bank has not had any significant expenses related to Other Real Estate Owned in 1996 or 1995.


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

Noninterest bearing deposits represent nearly the entire title and escrow relationship. These balances have been reduced substantially as the Bank focused on middle market business loans. The balance at March 31, 1996 was $17 million compared to $20 million at December 31, 1995. The bank has greatly reduced their reliance on title and escrow deposits, with these relationships representing approximately 5% of deposits in the first quarter of 1996, and 7% at year end 1995.



The Bank had $55 million in certificates of deposit larger than $100 thousand dollars at March 31,1996. The maturity distribution of these deposits is relatively short term, with $37 million maturing within 3 months and the $47 million maturing within 12 months.

Liquidity and Interest Rate Sensitivity



The objective of liquidity management is to ensure the Bank's ability to meet cash requirements. The liquidity position is managed giving consideration to both on and off-balance sheet sources and demands for funds.

Sources of liquidity include cash and cash equivalents (net of Federal Reserve requirements to maintain reserves against deposit liabilities), investments in commercial paper, securities eligible for pledging to secure borrowings from dealers pursuant to repurchase agreements, loan repayments, deposits, and borrowings from a $25 million overnight federal funds line available from a correspondent bank. Potential significant liquidity requirements are withdrawals from noninterest bearing demand deposits and funding of commitments to loan customers.


From time to time the Bank may experience liquidity shortfalls ranging from one to several days. In these instances, the Bank will either purchase federal funds, and/or sell securities under repurchase agreements. These actions are intended to bridge mismatches between funding sources and requirements, and are designed to maintain the minimum required balances. The Bank has had no Fed Funds purchased or borrowings under repurchase agreements during 1995 or 1996.


During 1994 and 1995, loan growth for the Bank outpaced growth of deposits from the Banks commercial customers. The Bank funded this growth, combined with the Bank's reduced concentration in title and escrow deposits, in part with certificates of deposit from customers from outside the Bank's normal service area. These out of area deposits are certificates of deposit of $90,000 or greater, that are priced competitively with similar certificates from other financial institutions throughout the country. At March 31, 1996, the Bank had approximately $81 million of these out of area deposits, compared to $83 million at December 31, 1995. The Bank's experience with raising out of area deposits for the past two years indicates that the balances are quite stable when priced to the current market.


The Bank's portfolio of large certificates of deposit (those of $100 thousand or more), includes both deposits from its base of commercial customers and out of area deposits. At March 31, 1996 this funding source was 17% of average deposits, compared to 17% at December 31, 1995.


Table 5   Interest Rate Maturities of Earning Assets and Funding Liabilities at
March 31, 1996

Amounts in thousands of dollars                    Amounts Maturing or Repricing in

                                                        More Than More Than More Than
                                                        3 Months  6 Months   9 Months
                                                           But       But       But
                                             Less Than  Less Than Less Than Less than     12
                                              3 Months  6 Months   9 Months 12 Months   Months
                                                                                        & Over
Earning Assets
 Gross Loans                                   $204,906    $2,445    $2,945       $573  $24,737
 Securities                                      27,409     6,018     5,397      5,082   45,577
Federal funds sold & other                       22,000        99         0          0        0
     Total earning assets                       254,315     8,562     8,342      5,655   70,314
Interest-bearing deposits:
  Now and money market                           81,511
  Savings                                        11,070
  Time certificates of deposit:
    Under $100                                   30,367    11,574    11,999      5,975    7,627
     $100 or more                                39,186     5,406     4,432      3,448    2,374
     Non interest-bearing demand deposits        12,183         0         0          0        0
     Total interest-bearing liabilities         174,317    16,980    16,431      9,423   10,001
Interest rate sensitivity gap                    79,998   (8,418)   (8,089)      3,768   60,313
Cumulative interest rate sensitivity gap         79,998    71,580    43,582     39,814  100,127
Off balance sheet financial instruments               0         0         0          0        0
Net cumulative gap                              $79,998   $71,580   $43,582     39,814  100,127
Adjusted cumulative ratio of rate sensitive
assets to rate sensitive liabilities (1)           1.45      1.37      1.21       1.18     1.44

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



Capital

Total shareholders' equity was $38 million at March 31, 1996, compared to $33 million at year-end 1995. This increase was due to the issuance of stock to acquire Corporate Bank, and earnings and the exercise of stock options. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1996 and 1995, the Bank's capital levels substantially exceeded the "well capitalized" standards, the highest classification established by bank regulators.




Table 7  Capital Ratios

                                                         Regulatory Standards
                               March 31,   December 31,     Well
                                  1996         1995      Capitalized  Minimum

Total Risk Based Capital          13.60%        16.19%        10.0%    8.00%
Tier 1 Risk Base Capital          12.33         14.92          6.0     4.00
Equity to Average Assets           9.41         10.52          5.0     3.00


The Company declared and paid cash dividends totaling of $.02 per share in the first quarter of 1996. The Company paid cash dividends totaling $.02, for each of the four quarters of 1995. Subsequent to the end of the first quarter of 1996, the Company declared a dividend of $.03 per share, payable June 10, 1996 to shareholders of record May 10, 1996. The dividend payout ratio was 20% for the first quarter of 1996, compared with 13% for the comparable period of 1995.


The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market Systems where it trades under the symbol CUBN.




Market Expansion and Acquisitions

The Bank is committed to expanding the market penetration of the commercial bank, including the creation of new branches and pursuing acquisition opportunities. In March, 1995, the Company entered into an agreement to acquire Santa Ana based Corporate Bank. The agreement was subsequently amended in October 1995 and the transaction was completed on January 12, 1996 for stock and cash. This acquisition brings two Orange County branches to the Bank, representing an important geographic expansion. During 1995, the Bank converted its former loan production offices in Ventura County, the San Gabriel Valley and the South Bay to full service banking offices in improved facilities. These moves expanded the Bank's branch system to seven full service locations serving the greater Los Angeles area. See footnote I to the financial statements.


On January 10, 1996, the Bank announced an agreement to merge with Home Interstate Bancorp, parent of Home Bank, based in the South Bay. The merger with Home Bank is expected to be completed in mid - 1996, and will create a Bank with 22 branches and over $800 million in assets.


Net Interest Income and Interest Rate Risk

Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income was $4.8 million for the quarter ended March 31, 1996 compared to $ 3.8 million for the same period in 1995. The increased margin in 1996 is primarily due to the increased volumes of loans and deposits, due to both the acquisition of Corporate Bank, and the commercial loan growth generated over the past year. The change in 1995 is attributable to changes in volume and deposit mix. The Bank's net interest income improved with the growth of the commercial loan portfolio from 1994 to 1995. This improvement was offset in part by the change in deposit mix away from non interest bearing title and escrow deposits, and the increase in certificates of deposit.

Table 8  Analysis of Changes in Net Interest Income (1)

Amounts in thousands of dollars       Three months ended March 31,    Three months ended March 31,
                                          1996 compared to 1995           1995 compared to 1994

Increases(Decreases)                    Volume    Rate       Total       Volume   Rate      Total
Interest Income
   Loans, net                           $1,504    $307       $1,197     $751      $830      $1,581
   Investments                             235      70          305        5       254         260
   Federal Funds Sold                       78    (62)           16      162       192         354
    Total interest income                1,817   (299)        1,518      918     1,276       2,195
Interest Expense
   Interest-bearing deposits:
     Demand and Savings                    199   (102)           97     (37)       100          63
     Time Certificates of deposit:
       Under $100                          194    (44)          150      539       200         759
       $100 or more                        231    (51)          180      236       203         439
Federal funds purchased / Repos              0       0            0        0         0           0
Other borrowings                            16       8           24     (42)      (22)        (64)
    Total interest expense                 640   (189)          451      696       501       1,197
    Net interest income                 $1,177  $(110)       $1,067     $222      $775        $998

(1) The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.

Yields on earning assets were approximately 8.5 % for the first quarter of 1996, compared to 8.7% yield for the same period of 1995. The lower average yield on earning assets in 1995 is the result of both a decrease in the prime rate from an average of 8.8% to an average of 8.3% in 1996, and an increasing percentage of assets being held in loans.


Rates  on  interest bearing liabilities resulted in an average cost of funds  of
3.0 % for the first quarter of 1996, compared with 3.2% for the comparable period of 1995. The decline in rates on certificates of deposit reflected the lower interest rate environment in 1996.


Expressing net interest income as a percent of average earning assets is referred to as margin. Margin was 5.6 % for the first quarter of 1996, compared to 5.6% for the same period in 1995. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. The deposit portfolio of Corporate Bank, which is included in the first quarter 1996 totals, was similar in composition to the Bank's deposits, resulting in very little change in the Bank's margin.

Table 9  Average Balance Sheets and Analysis of Net Interest Income

                                                  Three months ended            Three months ended
Amounts in thousands of dollars                     March 31, 1996                March 31, 1995
                                                       Interest   Annual             Interest   Annual
                                                        Income    Yield               Income     Yield
                                              Balance     or     or Rate    Balance     or        or
                                                        Expense                       Expense    Rate
Interest Earning Assets
 Loans, Net                                   $218,873  $5,610    10.25%     $160,816    $4,413   10.98%
 Investments                                    88,452   1,222     5.53        71,129       915    5.15
 Certificates of Deposit
  in other banks                                    99       1     4.04           149         3    6.71
  Federal Funds Sold                            40,233     517     5.14        34,489       501    5.81
  Total Earning Assets                         347,657   7,350     8.46       266,583     5,832    8.75
Non Earning Assets
  Cash & Due From Banks                         23,947                         23,985
  Other Assets                                  10,932                          8,397
Total Assets                                  $382,536                       $298,965
Interest-bearing Liabilities
  Demand and savings                            95,002     566     2.38       $63,740       469    2.94
Time Certificates of Deposits
  Less Than $100                                76,743   1,123     5.85        63,599       973    6.12
  More Than $100                                54,951     762     5.55        38,545       582    6.04
  Fed Funds Purchased/Repos                          0       0     0.00             0         0    0.00
  Total interest-bearing                       226,696   2,451     4.32       165,884     2,024    4.88
  Noninterest-bearing Deposits                 109,157                         92,797
Total Deposits                                 335,853   2,451     2.92       258,681     2,024    3.13
Other Borrowings                                 4,760      82     6.89         3,798        58    6.11
Total Funding Liabilities                      339,613   2,533     2.97       262,479     2,082    3.17
Other Liabilities                               10,058                          6,630
Shareholders' Equity                            32,865                         29,859
Total Liabilities and Shareholders' Equity     $382536
                                                                             $298,968
Net Interest Income                                     $4,817    5.54%                  $3,750    5.63%
Shareholders' Equity to Total Assets
                                                 8.59%                          9.99%


Other Operating Income


The Bank reported a gain of $197 thousand in the first quarter of 1995 on the sale of mortgage servicing rights, representing final settlement payments received related to open issues on servicing sales from prior quarters. No servicing sales have been made in 1996, and no further servicing rights are
owned at March 31, 1996.   Operating income for the first quarter of 1996
includes a gain of $113 thousand on the sale of available for sale securities.

The trends and composition of other operating income are shown in the following table.

Table 10 Other operating income

Amounts in thousands of dollars
                                                  For three months ended
                                              March 31, 1996  March 31, 1995
Gain on sale of SBA Loans                                $8            $100
Documentation fees                                       28              19
Other service fees and charges                          483             304
Gain on sale of securities                              113
Gain on sale of mortgage servicing portfolio              0             197
Total                                                  $632            $620

Operating Expense

Total operating expenses for the Bank were $4.4 million for the quarter ended March 31, 1996 , compared to $3.1 million for the same period in 1995. Included in the first quarter 1996 totals is $330 thousand of direct expenses related to the Corporate Bank acquisition and the planned merger with Home Bank. These expenses include severance payments, investment banker fees and expenses of integrating Corporate Bank's operations. Because a portion of the acquisition costs are not tax deductible, the after tax effect of these expenses is approximately $260 thousand, or $.05 per share. Other increases in operating expenses relate to the additional staff and facilities acquired in the Corporate Bank transaction.



Provision for Loan Losses

The Bank has made no provision for loan losses in 1996 or 1995. No loan loss provision has been deemed necessary , due to the low levels of nonperforming assets, and the strong reserve position. The relationship between the level and trend of the allowance for loan losses and nonperforming assets, combined with the results of the ongoing review of credit quality, determine the level of provisions.


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

  Consolidated Statements of Financial Condition
   CU Bancorp and Subsidiary


                                                                                      March 31,    December 31,
Amounts in thousands of dollars, except share data                                         1996            1995
Assets
Cash and due from banks                                                                 $30,883         $28,376
Federal funds sold                                                                       22,000          32,500
  Total cash and cash equivalents                                                        52,883          60,876

Securities held to maturity (Market value of $84,561 and $67,114 at March                84,560          66,735
31, 1996 and December  31, 1995, respectively)
Securities available for sale, at market value                                            4,923           6,345
      Total Securities                                                                   89,483          73,080
Loans, (Net of allowance for loan losses of $8,225 and  $6,930 at March 31,
1996 and December 31, 1995, respectively)                                               227,381         183,696
Premises and equipment, net                                                               1,512           1,111
Other real estate owned                                                                     450               0
Accrued interest receivable and other assets                                             11,962           6,546
Total Assets                                                                           $383,671        $325,309

Liabilities and Shareholders' equity
Deposits:
  Demand, non-interest bearing                                                         $119,026         $94,099
   Savings and interest bearing demand                                                   92,581          74,413
  Time deposits under $100                                                               67,542          70,866
  Time deposits of $100 or more                                                          54,846          45,132
      Total deposits                                                                    333,995         284,510

Accrued interest payable and other liabilities                                           11,495           7,793
  Total liabilities                                                                     345,491         292,303
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1996 or 1995                                         ---             ---
  Common stock, no par value:
    Authorized - 24,000,000 shares
    Issued and outstanding - 5,296,583 in 1996, and 4,636,462 in 1995                    32,148          27,264

Retained earnings                                                                         6,317           5,841
Unrealized gain on securities available for sale, net of taxes                                9              83
Unearned Compensation                                                                     (294)           (182)
Total Shareholders' equity                                                               38,180          33,006
Total liabilities and shareholders' equity                                             $383,671        $325,309
The accompanying notes are an integral part of these consolidated statements.

  Consolidated Statements of Income
  CU Bancorp and Subsidiary

                                                                                      For the three months
                                                                                         ended March 31,
Amounts in thousands of dollars, except per share data                                  1996        1995


Revenue from earning assets:
    Interest and fees on loans                                                         $5,610      $4,413
    Interest on taxable investment securities                                           1,223         900
    Interest on tax exempt securities                                                       0          15
    Interest on time deposits with other financial institutions                             0           3
    Interest on federal funds sold                                                        517         501
   Total revenue from earning assets                                                    7,350       5,832
Cost of funds:
 Interest on savings and interest bearing demand                                          566         469
 Interest on time deposits under $100                                                   1,021         973
 Interest on time deposits of $100 or more                                                864         582
 Interest on other borrowings                                                              61          58
    Interest on subordinated notes                                                         21           0
   Total cost of funds                                                                  2,533       2,082
  Net revenue from earning assets before provision for loan losses                      4,817       3,750
Provision for loan losses                                                                   0           0
  Net revenue from earning assets                                                       4,817       3,750
Other operating revenue:
Other fees and charges                                                                    519         423
Gain on sale of mortgage servicing portfolio                                                0         197
    Gain on sale of securities available for sale (before taxes of $47 in 1996)           113           0
   Total other operating revenue                                                          632         620
Other operating expenses:
 Salaries and related benefits                                                          2,490       1,652
    Acquisition related expenses                                                          330           0
 Other operating expenses                                                               1,629       1,458
   Total operating expenses                                                             4,449       3,110
Income before provision for income taxes                                                1,000       1,260
Provision for  income taxes                                                               433         550
Net income                                                                               $567        $710
Earnings per common and equivalent share                                                $0.10       $0.15
The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Statements of Cash Flows
CU Bancorp and Subsidiary

Amounts in thousands of dollars                                        For the Quarter
                                                                       ended March 31,

                                                                        1996      1995

Cash flows from operating activities
Net income                                                               $567     $710
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for depreciation and amortization                                98      120
Amortization of goodwill                                                   38        0
Amortization of deferred compensation                                       9        0
Net amortization of (discount)/premium on investment securities         (184)      145
Provision for losses on loans and other real estate owned                   0        0
Provision (benefit) of deferred taxes                                     654      298
Gain on sale of investment securities, net                              (113)        0
(Increase)/decrease in other assets                                   (1,196)    (374)
Increase/(decrease) in other liabilities                              (1,032)  (1,809)
(Increase)/decrease in accrued interest receivable                      (358)    (188)
Increase/(decrease) in deferred loan fees                                  49       81
Increase/(decrease) in accrued interest payable                         (110)      202
Accrued benefits from interest rate hedge transactions                      0        0
   Total adjustments                                                  (2,145)  (1,525)
   Net cash provided by operating activities                          (1,578)    (815)

Cash flows from investing activities
Proceeds from investment securities sold or matured                    49,835    6,023
Purchase of investment securities                                    (61,875)        0
Net decrease in time deposits with other financial institutions             0    (200)
Purchase of business                                                   18,316        0
Net (increase)/decrease in loans                                        1,773    6,093
Purchases of premises and equipment, net                                (165)    (124)
   Net cash provided (used in) by investing activities                  7,884   11,792

Cash flows from financing activities
Net increase/(decrease) in demand and savings deposits                (8,570)  (10,783)
Net increase/(decrease) in time certificates of deposit               (5,736)   23,881
Proceeds from exercise of stock options and director warrants               0      562
Cash dividend paid                                                       (92)     (90)
   Net cash provided (used) by financing activities                  (14,398)   13,570
Net increase (decrease) in cash and cash equivalents                  (8,092)   24,547
Cash and cash equivalents at beginning of year                         60,876   55,397
Cash and cash equivalents at end of year                              $52,784  $79,944

Supplemental disclosure of cash flow information
Cash paid during the year:
 Interest                                                              $2,643   $1,880
 Taxes                                                                      0    1,500
Supplemental disclosure of noncash investing activities:
 Loans transferred to OREO                                                450        0

The accompanying notes are an integral part of these consolidated statements

                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                    UNAUDITED



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


Note B.  EARNINGS PER SHARE

Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented, except when the effect of the latter would be anti-dilutive. Weighted average shares outstanding for the three month period ended March 31, 1996 were 5,481,705, compared with 4,700,688 for the comparable period of 1995.


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

The Bank has $5 million in securities classified as "Available for sale", indicating the willingness to sell these securities under certain conditions. These securities are carried at current market value with unrealized gains or losses not recognized as current income but reported as an increase or decrease to capital in the statements of financial condition and in the statements of shareholders' equity.

The following tables set forth the book value and market value, of investment securities at March 31, 1996.

A summary of Securities Held to Maturity at March 31, 1996 is as follows:


Held  To Maturity
                                                Gross       Gross
                                    Book        Unrealized  Unrealized  Market
                                    Value         Gains     Losses      Value


U.S. Treasury securities           $64,630          $1           --     $64,631
Commercial Paper                    19,909          --           --      19,909
U.S. Government Agency Securities       21          --           --          21
Total investment portfolio         $84,560          $1           $0     $84,561


A summary of Securities Available for Sale for March 31, 1996 is as follows:

Available  For Sale               Book           Gross        Gross       Market
                                  Value        Unrealized    Unrealized   Value
                                                  Gains       Losses



U.S. Treasury securities          $1,482          $14                      $1,496
U.S. Agency securities             1,000            2           --          1,002
Mortgage backed securities         1,583            0                       1,582
Federal Reserve stock                433            0                         433
Redevelopment bonds                  410            0                         410
                                  $4,908          $16           $0         $4,923


At  March  31,  1996, investment securities with a book value  of  $28,558  were
pledged   to  secure  court  deposits and for  other  purposes  as  required  or permitted by law.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


Note D.  AVERAGE FEDERAL RESERVE BALANCES

The average cash reserve required to be maintained at the Federal Reserve Bank was approximately $4.5 million, $2.8 million, and $3 million for the periods ending March 31, 1996, and December 31 and March 31, 1995, respectively.

Note E.  PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.

Note F.  OTHER REAL ESTATE OWNED

Real estate owned, acquired either through foreclosure or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair market value. When acquired, any excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to operation expenses in the periods that they become known. There was
$450 of other real estate owned as of March 31, 1996. There was no other real estate owned as of March 31, 1995, or December 31, 1995.


Note G.  INCOME TAXES

Effective January 1, 1993, the Bank implemented the provisions of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.


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

At March 31, 1996, the Bank had $3.8 million in impaired loans, against which a loss allowance of $590 thousand has been provided. The recorded investment in all impaired loans has been calculated based on the present value of expected cash flows discounted at the loan's effective interest rate. All impaired loans are included in nonaccrual status, and as such no interest income is recognized. For the first quarter of 1996, the Bank had an average investment in impaired loans of approximately $4.1 million.




Note I. Acquisitions


On January 12, 1996, the  Company completed the acquisition of Corporate Bank, a
Santa Ana, California based commercial bank.    The 19
acquisition was accounted for as a purchase. The Company issued 649 thousand shares of common stock, and paid $1.7 million in cash, for a total purchase price of $6.5 million. The acquired operations of Corporate Bank have been included in the Statement of Income from the acquisition date of January 12, 1996. The Company's income for the first quarter of 1996 would not have been materially different if the combination had been completed as of January 1, 1996. The pro forma results of operations for the first quarter of 1995, had the acquisition been completed on January 1, 1995, would have been as follows:

Net interest income                                                     $7,025
Income before provision for income taxes                                 1,309
Net income                                                                 713
Earnings per common and equivalent share                                $  .13


The fair value of assets acquired from Corporate Bank was $72.7 million, with liabilities assumed of $68.6 million. Cash and cash equivalents acquired, net of cash paid, totaled $20 million. Goodwill of $2.4 million generated by the purchase transaction is being amortized on a straight line basis over a ten year period.



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

The Bank has entered into a settlement agreement with the representatives of the various plaintiffs, which has now been consummated, with the dismissal of all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named pending. Court approval of these settlements has been received. In connection with the settlement, the Bank released its security interest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral had been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the Individual Loans have been charged off. The Bank also made a cash payment to the Plaintiffs in connection with the settlement. The effect of this settlement on CU Bancorp or the Bank's financial statements was immaterial. In connection with the settlement the Bank assigned its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director. The Bank is still providing a defense to its former director/officer who continues as a defendant and who retains his rights of indemnity, if any, against the Bank arising out of his status as a former employee. At this time the only viable claims which remain against the former director/employee are claims of negligence in connection with certain depository relationships with 20
PMC/SLGH. While the Bank's Director and Officer Liability Insurer has not acknowledged coverage of any potential judgment or cost of defense, the Insurer is on notice of the action and has participated in various aspects of the case. As of May 10, 1996, the Bank and the Insurer orally agreed that the Insurer would assume all future costs of defense of the former director/employee, and would repay the Bank $75,000 for certain of the prior costs expended. The agreement has not yet been finalized. Also during May 1996, the Bank was informed that an oral agreement for global resolution of these matters had been reached. However such a settlement is subject to a number of contingencies and approvals.



Note L.  REGULATORY MATTERS

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






                                          CU BANCORP
                                          May  14, 1996




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

    None.

Item 5.  Other Matters






Item 6.  Exhibits and Filings on Form 8-K

  (a) Exhibits:
    (10)    Material Contracts (NONE)


   (b) Reports on Form 8-K: In a report filed on Form 8-K dated March 27, 1996, the Company reported the completion of the acquisition of Corporate Bank.