Form 10-Q
period 1996-06-30
CU BANCORP
filed 1996-08-14
CIK 356050

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

           /X/ For the Quarterly Period Ended June 30, 1996 or

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

                            Yes /X/   No / /


As of June 30, 1996, the Registrant has 5,296,583 outstanding shares of its Common stock, no par value.

                                CU Bancorp
                          Quarter Ended June 30, 1996
                          Table of Contents - Form 10-Q



Page Part I. Financial Information
    Item 1.  Financial Statements
        Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                         3

        Consolidated Statements of Financial Condition:
        -June 30, 1996, and December 31, 1995.                     15
        Consolidated Statements of Income:

       -Three and Six Month Periods Ended June 30, 1996, and
         June 30, 1995.                                            16

        Consolidated Statements of Cash Flows:
        -Six  Month Periods Ended June 30, 1996 and
         June 30, 1995.                                            17

        Notes to Consolidated Financial Statements                 18

        Signatures                                                 23

Part II.  Other Information

    Item 1.  Legal Proceedings                                     24

    Item 2.  Changes in Securities                                 24

    Item 3.  Defaults Upon Senior Securities                       24

    Item 4.  Submission of Matters to a Vote of Security Holder    24

    Item 5.  Other Information                                     24

    Item 6.  Exhibits and Filings on Form 8-K                      25

Management Discussion and Analysis

Overview



The Company earned $793 thousand or $.14 per share, during the second quarter of 1996, compared to $699 thousand, or $.15 per share, during the same period in 1995. Income for the current quarter was reduced by costs totaling $.03 per share related to merger activity. Net income for the quarter ended June 30, 1996 would have been $.17 per share without the direct expenses incurred in the period related to the acquisition of Corporate Bank and the proposed merger with Home Bank. This compares with $699 thousand, or $.15 per share
for the comparable quarter of last year.   Earnings for the second quarter of
1995 included approximately $.02 per share attributable to a sale of mortgage servicing rights.

On January 12, 1996, the Bank completed the acquisition of Santa Ana based Corporate Bank. Inclusion of the Corporate Bank balances for the first two quarters of 1996 has had a number of effects on the Bank's financial statements. Non performing assets, which had increased to $3.8 million at March 31, 1996, decreased to $2.5 million by the end of June 1996. This compares with $1 million at December 31, 1995 and $285 thousand at June 30, 1995. Real estate acquired through foreclosure totaled $298 thousand at June 30, 1996, compared with zero at December 31, 1995 and June 30, 1995. The Bank's allowance for loan losses as a percent of nonperforming loans was 374% at June 30, 1996, compared with 2648% at the comparable quarter of 1995. These asset quality ratios, even after the inclusion of the non performing assets from Corporate Bank's portfolio, remain strong.


Capital  ratios continue to substantially exceed levels required for  the
"well capitalized"  category  established by bank regulators.   The  Total
Risk-Based Capital Ratio was 13.67%, the Tier 1 Risk-Based Capital Ratio was 12.40%, and the Leverage Ratio was 9.87% at June 30, 1996, compared to 16.19%, 14.92%, and 10.52%, respectively, at year-end 1995. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.
The Bank's strong capital and asset quality position allows the Bank to
continue to   grow its core business which provides relationship based
services to middle market  customers  and positions the Bank for its
acquisition strategy.   During the  second quarter of 1996, the Bank generated
approximately $41 million in new loan commitments and $74 million in new loan commitments for the six months ended June 30, 1996, compared with about $64 million for the six month period ending June 30, 1995.
In January 1996, the Bank announced the signing of an agreement to merge with Home Interstate Bancorp, the parent of Home Bank, based in the South Bay.
This merger, targeted to be completed in the third quarter of 1996, will create a combined bank with over $800 million in assets and 22 branches.




Balance Sheet Analysis

Loan Portfolio Composition and Credit Risk


The Bank's loan portfolio at June 30, 1996 has maintained the high standards of credit quality that have been established as the commercial loan portfolio has been built over the past four years. Non performing assets are at manageable levels and exposures to real estate have been greatly reduced to consist primarily of loans secured by real estate made to the Bank's core middle market customers as a secondary part of their total business relationship.

Total loans at June 30 ,1996 increased by $9 million during the quarter. The Bank's internal generated loan growth continues to consist primarily of asset based loans to middle market commercial customers and results from the Bank's ongoing success at generating new commercial loan commitments.

Table 1  Loan Portfolio Composition

Amounts in thousands of dollars            June 30,            December 31,               June 30,
                                             1996                  1995                     1995
Commercial & Industrial Loans              $188,110    77%       $159,768     84%     $  144,361   81%

Real Estate Loans:
    Commercial                               38,217     16         20,190      11         24,870   14
    Mortgages                                 7,109      3          5,470       3          4,777    3
    Construction                              3,196      1              0       0              0    0
    Total Real Estate Loans                  48,522     20         25,660      14         29,647   17
Other loans                                   8,186      3          5,198       2          3,360    2
Total loans net of unearned fees           $244,818   100%       $190,626    100%       $177,368 100%


Table 1a Loan Portfolio Maturities
(in Millions)
                        Remaining Maturity

                                                Within     After One        After
                                                   One    but Within         Five
                                                  Year    Five Years        Years     Total
Commercial & Industrial Loans                 $147,512       $44,864       $3,920    $196,296
Real Estate - Commercial & Mortgage             16,458        26,912        5,152      48,522
Total loans                                   $163,970        71,776        9,072    $244,818
Loans due after one year with
predetermined interest rates                                  19,842        2,883
Loans due after one year with floating
or adjustable rates                                           51,934        6,189
                                                             $71,776       $9,072


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

The amount and composition of the allowance for loan losses is as follows:

Table 2  Allocation of Allowance for Loan Losses

Amounts in thousands of dollars                        June 30,   December 31,       June 30,
                                                         1996           1995           1995
Commercial & Industrial Loans(1)                       $7,777         $6,594          $7,046
Real estate loans - Construction Loans                    229              0               0
                                                        8,006          6,594           7,046
Unfunded commitments and letters of credit                349            336             502
Total Allowance for loan losses                        $8,355         $6,930          $7,548
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

During the second quarter of 1996, the Bank had net recoveries of $130 thousand, compared to net recoveries of $44 thousand for the comparable period of 1995. This follows net charge offs in the first quarter of 1996, which were the result of applying the Bank's aggressive and disciplined approach to credit management to the portfolio acquired in the Corporate Bank transaction.

Activity in the allowance, classified by type of loan, is as follows:

Table 3   Analysis of the Changes in the Allowance for Loan Loss

Amounts in thousands of dollars                                    For the Periods Ended
                                                            June 30,     December 31,       June30,
                                                              1996           1995            1995
Balance at January 1                                          $6,930         $7,427         $7,427
Loans charged off:
  Real estate secured loans                                    1,163            529              0
  Commercial loans secured and unsecured                         538            543            196
  Loans to individuals, installment and other loans              114             17             11
  Credit cards and related plans                                   1              0              0
     Total charge-offs                                         1,816          1,089            207
Recoveries of loans previously charged off:
  Real estate secured loans                                       29             58             31
  Commercial loans secured and unsecured                         347            522            286
  Loans to individuals, installment and other loans               13             12             11
     Total recoveries of loans previously charged off            389            592            328
Net charge-off (recovery)                                      1,427            497          (121)
Provision for loan losses                                          0              0              0
Allowance of acquired bank                                     2,852              0              0
Balance at end of period                                      $8,355         $6,930         $7,548
Net loan charge-offs (recoveries) as a percentage of
average gross loans outstanding during the period
ended                                                           .60%           .28%        (.069)%

The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At June 30, 1996, nonperforming loans amounted to $2.2 million compared with $1.0 million at December 31, 1995. The increase in nonperforming assets, both loans and other real estate owned, is due to the acquisition of Corporate Bank.


Potential problem loans are defined as loans as to which there are serious doubts about the ability of the borrowers to comply with present loan repayment terms. It is the policy of the Bank to place all potential problem loans on nonaccrual status. At June 30, 1996, therefore, the Bank had no potential problem loans other than those disclosed in Table 4 as nonperforming loans.

Table 4:  Nonperforming Assets

Amounts in thousands of dollars                  June 30,   December 31,    June 30,
                                                   1996         1995          1995
Loans not performing                             $2,232        $1,024         $285
Other real estate owned                             298             0            0
Total nonperforming assets                       $2,530        $1,024         $285

Allowance for loan losses as a percent of:
Nonperforming loans                               374%            677%      2,648%
Nonperforming assets                              330%            677%      2,648%
Nonperforming assets as a percent of total
assets                                            0.7%            0.3%        0.1%
Nonperforming loans as a percent of total
loans                                             0.9%            0.5%        0.2%

Securities

The Securities Held to Maturity portfolio totaled $77 million at June 30, 1996, compared with $67 million at year-end 1995.
Included in the Held to Maturity portfolio at June 30, 1996 is approximately $14.8 million in commercial paper. The Bank has invested in high quality, short term commercial paper as a diversification from Federal Funds sold.
Commercial paper held is less than six months in maturity, and is rated A1/P1 by Standard and Poors. At June 30, 1996, there were unrealized losses of $458 thousand and an unrealized gain of $61 in the securities held to maturity portfolio.


The Securities Available for Sale portfolio totaled $4.3 million at June 30, 1996 with no investments being included in this category during the second quarter of 1995. The investment portfolio of the Corporate Bank, acquired in January, 1996, was classified as available for sale at the purchase date. The securities acquired in this transaction may be sold as needed to match the investment strategies and balance sheet needs of the Bank. The June 30. 1996 balance had no net unrealized gains or losses, compared with a net unrealized gain of $143 thousand at December 31, 1995.

In the first quarter of 1996, the Bank realized a gain of $113 thousand on the sale of securities available for sale. There were no gains or losses realized in 1995 or the second quarter of 1996.


Additional information concerning securities is provided in the footnotes to the accompanying financial statements.


Other Real Estate Owned


        There was $298 thousand of Other Real Estate Owned on the Bank's balance sheet at June 30, 1996. At December 31, 1995, and June 30, 1995 the Bank had no Other Real Estate Owned. The Bank's policy is to carry properties acquired in foreclosure at fair value less estimated selling
costs, which  is  determined using       recent  appraisal  values  adjusted,
if  necessary,  for  other  market
conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against a valuation allowance for other real estate owned, created by charging a provision to other operating expenses. The Bank has not had any significant expenses related to Other Real Estate Owned in 1996 or 1995.



Deposit Concentration

Prior to 1992, the Bank's focus on real estate-related activities resulted in a concentration of deposit accounts from title insurance and escrow companies. As the Bank has changed its focus to commercial lending, the amounts of title and escrow related deposits has declined for the past four years. These deposits are generally noninterest bearing transaction accounts that
contribute  to  the Bank's  interest  margin.   Noninterest expense related
to these deposits is included in other operating expense. The Bank monitors the profitability of these accounts through an account analysis procedure.
The Bank offers products and services allowing customers to operate with increased efficiency. A substantial portion of the services, provided through third party vendors, are automated data processing and accounting for trust balances maintained on deposit at the Bank. These and other banking related services, such as deposit courier services, will be limited or charged back to the customer if the deposit relationship profitability does not meet the Bank's expectations.
Noninterest  bearing  deposits represent nearly  the  entire  title  and
escrow relationship.   These  balances  have been reduced  substantially  as
the  Bank focused  on middle market business loans.  The balance at June 30,
1996 was  $16 million   compared  to $20 million at December 31, 1995.  The
bank has greatly reduced their reliance on title and escrow deposits, with these relationships representing approximately 5% of deposits in the second quarter of 1996, and 7% at year end 1995.


The Bank had $59 million in certificates of deposit larger than $100 thousand dollars at June 30,1996. The maturity distribution of these deposits is relatively short term, with $44 million maturing within 3 months and the $58 million maturing within 12 months.

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


From time to time the Bank may experience liquidity shortfalls ranging from one to several days. In these instances, the Bank will either purchase federal funds, and/or sell securities under repurchase agreements. These actions are intended to bridge mismatches between funding sources and requirements, and are designed to maintain the minimum required balances. Borrowings under repurchase agreements and fed funds purchased have averaged less than $1.1 million during 1996. Balances borrowed were primarily the result of periodic tests by the Bank of available borrowing arrangements.


During 1994 and 1995, loan growth for the Bank outpaced growth of deposits from the Banks commercial customers. The Bank funded this growth, combined with the Bank's reduced concentration in title and escrow deposits, in part with certificates of deposit from customers from outside the Bank's
normal  service area.   These  out of area deposits are certificates of
deposit of $90,000 or greater, that are priced competitively with similar certificates from other financial institutions throughout the country. At June 30, 1996, the Bank had approximately $65 million of these out of area deposits, compared to $83 million at December 31, 1995. The decline in out of area deposits during 1996 has been the result of carefully managing these balances to a lower level, as the acquisition of Corporate Bank provided additional liquidity for the Bank.
The
Bank's experience with raising out of area deposits for the past three years indicates that the balances are quite stable when priced to the current market.


The Bank's portfolio of large certificates of deposit (those of $100 thousand or more), includes both deposits from its base of commercial customers and out of area deposits. At June 30, 1996 this funding source was 18% of average deposits, compared to 17% at December 31, 1995.


Table 5   Interest Rate Maturities of Earning Assets and Funding Liabilities
at June 30, 1996

Amounts in thousands of dollars                                 Amounts Maturing or Repricing in
                                                             More Than 3   More Than 6   More Than 9
                                                             Months But    Months But    Months But
                                                Less Than     Less Than     Less Than     Less than     12 Months
                                                3 Months      6 Months       9 Months     12 Months      & Over
Earning Assets
 Gross Loans                                       $214,935        $2,702        $2,510         1,946    $22,726
 Securities                                          23,518         5,212         5,057         6,339     41,567
Federal funds sold & other                           15,500            99             0             0          0
     Total earning assets                           253,953         8,013         7,567         8,285     64,293
Interest-bearing deposits:
Now and money market                                 83,054
  Savings                                            10,492
  Time certificates of deposit:
    Under $100                                       21,681        16,413         6,253        11,845     4,256
    $100 or more                                     43,898         7,096         3,487         3,694       900
     Non interest-bearing demand deposits            11,233             0             0             0         0
     Total interest-bearing liabilities             170,358        23,509         9,740        15,539     5,156
Interest rate sensitivity gap                        83,595      (15,496)       (2,173)       (7,254)    59,137
Cumulative interest rate sensitivity gap             83,595        68,099        51,052        43,798   102,935
Off balance sheet financial instruments                   0             0             0             0         0
Net cumulative gap                                  $83,595       $68,099       $51,052       $43,798  $102,935
Adjusted cumulative ratio of rate sensitive
assets to rate sensitive liabilities (1)               1.49          1.35          1.25          1.20      1.46

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



Capital

Total shareholders' equity was $38 million at June 30, 1996, compared to $33 million at year-end 1995. This increase was due to the issuance of stock to acquire Corporate Bank, and earnings and the exercise of stock options. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1996 and 1995, the Bank's capital levels
substantially exceeded the "well capitalized"   standards,  the  highest
classification  established   by   bank regulators.

Table 7  Capital Ratios
                                                            Regulatory Standards
                               June 30,      December 31,        Well
                                 1996            1995        Capitalized    Minimum
Total Risk Based Capital        13.67%          16.19%           10.0%      8.00%
Tier 1 Risk Based Capital       12.40           14.92             6.0       4.00
Equity to Average Assets         9.87           10.52             5.0       3.00

The Company declared an increase in the quarterly dividend to $.045 per share payable August 31 to shareholders of record July 30, 1996. The Company declared and paid cash dividends totaling of $.02 and $.03 per share in the first and second quarter of 1996, respectively. The Company paid cash dividends totaling $.02, for each of the four quarters of 1995. The dividend payout ratio was 20% for the six month period ended June 30, 1996, compared with 13% for the comparable period of 1995.

The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market Systems where it trades under the symbol CUBN.



Market Expansion and Acquisitions

The Bank is committed to expanding the market penetration of the commercial bank, including the creation of new branches and pursuing acquisition opportunities. In January, 1996, the Company completed the acquisition of
Santa Ana based Corporate Bank.   This acquisition brought two Orange County
branches to the Bank, representing an important geographic expansion. During 1995, the Bank converted its former loan production offices in Ventura County, the San Gabriel Valley and the South Bay to full service banking offices in improved facilities. These moves expanded the Bank's branch system to seven full service locations serving the greater Los Angeles area. Additionally, during the second quarter of 1996, the Bank started two new business units to serve its customer base. The Investment Services Group and the Private Banking group were formed to meet the growing financial services needs of the customers.


On January 10, 1996, the Bank announced an agreement to merge with Home Interstate Bancorp, parent of Home Bank, based in the South Bay. The merger with Home Bank is expected to be completed in August 1996, and will create a Bank with 22 branches and over $800 million in assets.


Net Interest Income and Interest Rate Risk

Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income was $4.9 million for the quarter ended June 30, 1996 compared to $ 3.9 million for the same period in 1995. The increased margin in 1996 is primarily due to the increased volumes of loans and deposits, due to both the acquisition of Corporate Bank, and the commercial loan growth generated over the past year. The change in 1995 is attributable to changes in volume and deposit mix. The Bank's net interest income improved with the growth of the commercial loan portfolio from 1994 to 1995. This improvement was offset in part by the change in deposit mix away from non interest bearing title and escrow deposits, and the increase in certificates of deposit.

Table 8  Analysis of Changes in Net Interest Income (1)
Amounts in thousands of dollars                    Six months ended June 30,        Six months ended June 30,
                                                     1996 compared to 1995            1995 compared to 1994
   Increases(Decreases)                          Volume      Rate       Total     Volume      Rate       Total
Interest Income
   Loans, net                                    $3,269     $(471)     $2,798     $1,733     $1,311   $3,044
   Investments                                      411      (230)        181         50        434      484
   Federal Funds Sold                             (211)      (121)      (332)        279        338      617
    Total interest income                         3,469      (822)     2,647       2,062      2,083    4,145
Interest Expense
   Interest-bearing deposits:
     Demand and Savings                             350      (207)       143       (140)        200       60
     Time Certificates of deposit:
       Under $100                                    92      (322)       (230)     1,326        401    1,727
       $100 or more                                 528       (36)        492        507        389      896
Federal funds purchased / Repos                      35          0         35          0          0        0
Other borrowings                                     29         34         63       (50)       (34)     (84)
    Total interest expense                        1,034      (531)        503      1,643        956    2,599
    Net interest income                          $2,435     $(291)     $2,144       $419     $1,127   $1,546

(1) The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.

Yields on earning assets were approximately 8.6% for the second quarter of 1996, compared to 8.9% yield for the same period of 1995. The decrease in the prime rate from an average of 8.9% to an average of 8.3% in 1996 was offset by an increasing percentage of assets being held in loans.


Rates  on  interest bearing liabilities resulted in an average cost of funds
of 4.2%  for  the  second quarter of 1996, compared with   5.0% for the
comparable period of 1995. The decline in rates on certificates of deposit reflected the lower interest rate environment in 1996.
Expressing net interest income as a percent of average earning assets is referred to as margin. Margin was 5.7% for the second quarter of 1996, compared to 5.7% for the same period in 1995. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. The deposit portfolio of Corporate Bank, which is included in the first quarter 1996 totals, was similar in composition to the Bank's deposits, resulting in very little change in the Bank's margin.

Table 9  Average Balance Sheets and Analysis of Net Interest Income

                                                  Six months ended                          Six months ended
Amounts in thousands of dollars                     June 30, 1996                             June 30, 1995
                                                   Interest      Annual                   Interest      Annual
                                                   Income or    Yield or                  Income or    Yield or
                                       Balance      Expense       Rate        Balance      Expense       Rate
Interest Earning Assets
 Loans, Net                             $226,121      $11,885        10.51%    $164,298       $9,087    11.06%
 Investments                              86,695        1,985         4.58       69,500        1,804     5.19
 Certificates of Deposit
  in other banks                              99            2         4.04           96            2     4.17
  Federal Funds Sold                      26,935          684         5.08       34,796        1,016     5.84
 Total Earning Assets                    339,850       14,556         8.57      268,690       11,909     8.86
Non Earning Assets
  Cash & Due From Banks                   27,826                                 24,151
  Other Assets                            11,729                                  8,141
Total Assets                             379,405                               $300,982
Interest-bearing Liabilities
  Demand and savings                      92,026        1,082         2.35      $64,278          939    2.92
Time Certificates of Deposits
  Less Than $100                          69,095        1,846         5.34       66,071        2,076    6.28
  More Than $100                          55,883        1,664         5.96       38,197        1,172    6.14
Fed Funds Purchased/Repos                  1,132           35         6.18            0            0    0.00
Total interest-bearing                   218,136        4,627         4.24      168,546        4,187    4.97
Noninterest-bearing Deposits             111,434                                 92,499
Total Deposits                           329,570        4,627         2.81      261,045        4,187    3.21
Other Borrowings                           4,737          167         7.05        3,801          104    5.47
Total Funding Liabilities                334,307        4,794         2.87      264,846        4,291    3.24
Other Liabilities                          6,597                                  5,915
Shareholders' Equity                      38,501                                 30,221
Total Liabilities and Shareholders'     $379,405                               $300,982
Equity
Net Interest Income                                    $9,762        5.74%                    $7,618    5.67%
Shareholders' Equity to Total Assets      10.15%                                 10.04%


Other Operating Income

The Bank reported no gains on sale of servicing during 1996. The Bank reported a gain of $197 and $186 thousand in the first quarter and second quarter of
1995 on the sale of mortgage servicing rights, representing final settlement payments received related to open issues on servicing sales from prior
quarters.   No servicing sales have been made in 1996, and no further
servicing rights are owned at June 30, 1996.   Operating income for the first
quarter of 1996 includes a gain of $113 thousand on the sale of available for sale securities.

The trends and composition of other operating income are shown in the following table.

Table 10A Other operating income

Amounts in thousands of dollars
                                                   For three months ended
                                                June 30, 1996  June 30, 1995
Gain on sale of SBA Loans                                 $25         $51
Documentation fees                                         40          10
Other service fees and charges                            621         294
Gain on sale of securities                                  0           0
Gain on sale of mortgage servicing portfolio                0         186
Total                                                    $686        $541

Table 10B Other operating income

Amounts in thousands of dollars
                                                     For six months ended
                                                 June 30, 1996  June 30, 1995
Gain on sale of SBA Loans                               $33          $151
Documentation fees                                       68            46
Other service fees and charges                        1,104           581
Gain on sale of securities                              113             0
Gain on sale of mortgage servicing portfolio              0           383
Total                                                $1,318        $1,161

Operating Expense

Total operating expenses for the Bank were $4.2 million for the quarter ended June 30, 1996 , compared to $3.2 million for the same period in 1995. Included in the first six months of 1996 totals is $491 thousand of direct expenses related to the Corporate Bank acquisition and the planned merger with Home Bank. These expenses include severance payments, investment banker fees and expenses of integrating Corporate Bank's operations. Because a portion of the acquisition costs are not tax deductible, the after tax effect of these expenses is approximately $415 thousand, or $.075 per share. Other increases in operating expenses relate to the additional staff and facilities acquired in the Corporate Bank transaction.






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

Legal and Regulatory Matters

In the normal course of business, the Bank occasionally becomes party to litigation. In the opinion of management, the Bank believes that pending or threatened litigation involving the Bank will have no material adverse effect on its financial condition or results of operations.


As a registered bank holding company, and a national banking association, the Company and the Bank are subject to supervision and regulation by the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation, among others. Regulatory issues have not had a significant impact on the Bank's operations for the past three years, apart from the normal ongoing process of monitoring compliance with relevant federal and state law. Management remains committed to maintaining a positive and proactive relationship with its primary regulators.

          Consolidated Statements of Financial Condition
                CU Bancorp and Subsidiary
                                                                                 June 30,     December 31,
Amounts in thousands of dollars, except share data                                 1996           1995
Assets
Cash and due from banks                                                             $33,272      $28,376
Federal funds sold                                                                   15,500       32,500
  Total cash and cash equivalents                                                    48,772       60,876
Securities held to maturity (Market value of $77,026 and $67,114 at June             77,423       66,735
  30, 1996 and December  31, 1995, respectively)
Securities available for sale, at market value                                        4,270        6,345
      Total Securities                                                               81,693       73,080
Loans, (Net of allowance for loan losses of $8,355 and  $6,930 at June 30,
  1996 and December 31, 1995, respectively)                                         236,463      183,696
Premises and equipment, net                                                           1,551        1,111
Other real estate owned                                                                 298            0
Accrued interest receivable and other assets                                         12,342        6,546
Total Assets                                                                       $381,119     $325,309

Liabilities and Shareholders' equity
Deposits:
  Demand, non-interest bearing                                                     $117,655      $94,099
  Savings and interest bearing demand                                                93,546       74,413
  Time deposits under $100                                                           60,448       70,866
  Time deposits of $100 or more                                                      59,075       45,132
      Total deposits                                                                330,724      284,510

Accrued interest payable and other liabilities                                       11,573        7,793
  Total liabilities                                                                 342,297      292,303
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1996 or 1995                                   ---           ---
  Common stock, no par value:
    Authorized - 24,000,000 shares
    Issued and outstanding - 5,296,583 in 1996, and 4,636,462 in 1995                32,030       27,264

Retained earnings                                                                     6,951        5,841
Unrealized gain on securities available for sale, net of taxes                            1           83
Unearned Compensation                                                                 (160)        (182)
Total Shareholders' equity                                                           38,822       33,006
Total liabilities and shareholders' equity                                         $381,119     $325,309
The accompanying notes are an integral part of these consolidated  statements.

  Consolidated Statements of Income
  CU Bancorp and Subsidiary

                                                                           For the three months       For the six months
                                                                              ended June 30,            ended June  30,
Amounts in thousands of dollars, except per share data                       1996         1995         1996         1995
Revenue from earning assets:
    Interest and fees on loans                                              $6,275       $4,674      $11,885      $9,087
    Interest on taxable investment securities                                  762          879        1,985       1,779
    Interest on tax exempt securities                                            0           10            0          25
    Interest on time deposits with other financial institutions                  2            0            2           2
    Interest on federal funds sold                                             167          514          684       1,016
   Total revenue from earning assets                                         7,206        6,077       14,556      11,909
Cost of funds:
 Interest on savings and interest bearing demand                               516         470         1,082         939
 Interest on time deposits under $100                                          723        1,103        1,846       2,076
 Interest on time deposits of $100 or more                                     902          590        1,664       1,172
 Interest on fed funds sold & repos                                             35            0           35           0
 Interest on other borrowings                                                   61           46          122         104
 Interest on subordinated notes                                                 24            0           45           0
   Total cost of funds                                                       2,261        2,209        4,794       4,291
Net revenue from earning assets before provision for loan losses             4,945        3,868        9,762       7,618
Provision for loan losses                                                        0            0            0           0
  Net revenue from earning assets                                            4,945        3,868        9,762       7,618
Other operating revenue:
Other fees and charges                                                         686          355        1,205         838
Gain on sale of mortgage servicing portfolio                                     0          186            0         323
Gain on sale of securities available for sale (before taxes of $47 in 1996)      0            0          113           0
   Total other operating revenue                                               686          541        1,318       1,161
Other operating expenses:
 Salaries and related benefits                                               2,244        1,673        4,734       3,325
    Acquisition related expenses                                               161            0          491           0
 Other operating expenses                                                    1,793        1,490        3,422       2,948
   Total operating expenses                                                  4,198        3,163        8,647       6,273
Income before provision for income taxes                                     1,433        1,246        2,433       2,506
Provision for  income taxes                                                    640          547        1,073       1,097
Net income                                                                    $793         $699       $1,360      $1,409
Earnings per common and equivalent share                                     $0.14        $0.15        $0.25       $0.30
The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows          CU Bancorp and Subsidiary

Amounts in thousands of dollars                                           For the six months ended
                                                                                    June 30,
                                                                                1996          1995

Cash flows from operating activities
Net income                                                                   $1,360          $1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization                                      224            250
Amortization of goodwill                                                          76              0
Amortization of deferred compensation                                             25              0
Net amortization of (discount)/premium on investment securities                (352)            288
Provision for losses on loans and other real estate owned                          0              0
Provision (benefit) of deferred taxes                                            577            137
Gain on sale of investment securities, net                                     (113)              0
(Increase)/decrease in other assets                                          (1,166)          (723)
Increase/(decrease) in other liabilities                                       (936)        (1,028)
(Increase)/decrease in accrued interest receivable                             (577)          (353)
Increase/(decrease) in deferred loan fees                                        145           (67)
Increase/(decrease) in accrued interest payable                                (129)            407
Accrued benefits from interest rate hedge transactions                             0              0
   Total adjustments                                                         (2,226)        (1,089)
   Net cash provided by operating activities                                   (866)            320

Cash flows from investing activities
Proceeds from investment securities sold or matured                          100,108          9,057
Purchase of investment securities                                          (110,088)              0
Proceeds from held for sale securities sold                                    5,890              0
Net decrease in time deposits with other financial institutions                    0              0
Purchase of business                                                          18,316              0
Net (increase)/decrease in loans                                             (7,291)        (2,578)
Purchases of premises and equipment, net                                       (330)          (424)
   Net cash provided (used in) by investing activities                         6,605          6,055

Cash flows from financing activities
Net increase/(decrease) in demand and savings deposits                       (9,015)       (19,429)
Net increase/(decrease) in time certificates of deposit                      (8,601)         23,894
Proceeds from exercise of stock options and director warrants                      0            562
Cash dividend paid                                                             (251)          (182)
   Net cash provided (used) by financing activities                         (17,867)          4,845
   Net increase (decrease) in cash and cash equivalents                     (12,128)         11,220
   Cash and cash equivalents at beginning of year                             60,876         55,397
Cash and cash equivalents at end of year                                     $48,748        $66,617

Supplemental disclosure of cash flow information
Cash paid during the year:
 Interest                                                                     $4,923        $1,860
 Taxes                                                                           300           900
Supplemental disclosure of noncash investing activities:
Loans transferred to OREO                                                        450             0

The accompanying notes are an integral part of these consolidated statements

                   Notes to Consolidated Financial Statements
                              June 30, 1996
                                UNAUDITED



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


Note B.  EARNINGS PER SHARE

Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented, except when the effect of the latter would be anti-dilutive. Weighted average shares outstanding for the three month and six month periods ended June 30, 1996 were 5,587,695 and 5,536,575, compared with 4,701,488 and 4,701,088 for the comparable periods of 1995.


NOTE C.  SECURITIES

The Bank has the intent and ability to hold its Securities Held to Maturity until maturity. Accordingly, these securities are carried at cost, adjusted for amortization of premiums and accretion of discounts on a straight-line basis, which approximates the effective interest method. Gains and losses recognized on the sale of investment securities are based upon the adjusted cost and determined using the specific identification method.

The Bank has $4.3 million in securities classified as "Available for sale", indicating the willingness to sell these securities under certain conditions. These securities are carried at current market value with unrealized gains or losses not recognized as current income but reported as an increase or decrease to capital in the statements of financial condition and in the statements of shareholders' equity.


The following tables set forth the book value and market value, of investment securities at June 30, 1996.

A summary of Securities Held to Maturity at June 30, 1996 is as follows:

Held  To Maturity                                       Gross            Gross
                                           Book       Unrealized       Unrealized          Market
                                           Value        Gains            Losses             Value


U.S. Treasury securities                   $62,534            $61         $(458)        $62,137
Commercial Paper                            14,874                                       14,874
U.S. Government Agency Securities               15             --            --              15
Total investment portfolio                 $77,423            $61         $(458)        $77,026


A summary of Securities Available for Sale for June 30, 1996 is as follows:

Available  For Sale                                  Gross           Gross
                                          Book     Unrealized      Unrealized          Market
                                          Value      Gains            Losses            Value

U.S. Treasury securities                 $1,480       $18                              $1,498
U.S. Agency securities                      500                        $(2)               498
Mortgage backed securities                1,447                         (3)             1,444
Federal Reserve stock                       433                                           433
Redevelopment bonds                         410         0              (13)               397
                                         $4,270       $18             $(18)            $4,270



At  June  30,  1996,  investment securities with a book value  of  $32,885  were
pledged   to  secure  court  deposits and for  other  purposes  as  required or permitted by law.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


Note D.  AVERAGE FEDERAL RESERVE BALANCES

The average cash reserve required to be maintained at the Federal Reserve Bank was approximately $3.5 million, $2.8 million, and $3.1 million for the periods ending June 30, 1996, and December 31 and June 30, 1995, respectively.

Note E.  PREMISES AND EQUIPMENT
Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.

Note F.  OTHER REAL ESTATE OWNED
Real estate owned, acquired either through foreclosure or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair market value. When acquired, any excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to operation expenses in the periods that they become known. There was $298 of other real estate owned as of June 30, 1996. There was no other real estate owned as of June 30, 1995, or December 31, 1995.


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

At June 30, 1996, the Bank had $2.2 million in impaired loans, against which a loss allowance of $447 thousand has been provided. The recorded investment in all impaired loans has been calculated based on the present value of expected cash flows discounted at the loan's effective interest rate. All impaired loans are included in nonaccrual status, and as such no interest income is recognized. For the second quarter of 1996 and the six months ended June 30, 1996, the Bank had an average investment in impaired loans of approximately $3 million and $3.6 million.

Note I. Acquisitions


On January 12, 1996, the  Company completed the acquisition of Corporate Bank,
a Santa Ana, California based commercial bank.    The acquisition was
accounted for as a purchase. The Company issued 649 thousand shares of common stock, and paid $1.7 million in cash, for a total purchase price of $6.5 million. The acquired operations of Corporate Bank have been included in the Statement of Income from the acquisition date of January 12, 1996. The Company's income for the first six months of 1996 would not have been materially different if the combination had been completed as of January 1, 1996. The pro forma results of operations for the first quarter of 1995, had the acquisition been completed on January 1, 1995, would have been as follows:

Net interest income                                       $14,302
Income before provision for income taxes                    2,819
Net income                                                  1,548
Earnings per common and equivalent share                     $.30



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

A settlement agreement between the bank and the representatives of the various plaintiffs, which has now been consummated, with the dismissal of all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/director previously named pending. Court approval of these settlements has been received. In connection with the settlement, the Bank released its security interest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral had been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the Individual Loans have been charged off. The Bank also made a cash payment to the Plaintiffs in connection with the settlement. The effect of this settlement on CU Bancorp or the Bank's financial statements was immaterial. In connection with the settlement the Bank assigned its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director.

The Bank and the officer/director's insurer agreed that as of May 10, 1996, the insurance company would assume all future costs of defense to the officer/ director for the remainder of the litigation and would repay the Bank $75,000. This agreement has not yet been finally documented. The Bank understands that global settlement documentation is being prepared, although the Bank is not a participant in such matters. Such a settlement is subject to a number of contingencies and approvals.

                        SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          CU BANCORP
                                         August  13, 1996




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

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Matters

Item 6.  Exhibits and Filings on Form 8-K

  (a) Exhibits:
    (10)    Material Contracts - Data Processing Services Agreement


(b) Reports on Form 8-K: None

                            INDEX TO EXHIBITS


Material Contracts

                                                                       Page
     10.1            Data Processing Services Agreement                 26

                  DATA PROCESSING SERVICES AGREEMENT
     THIS DATA PROCESSING SERVICES AGREEMENT is made as of this day of August, 1996, (the "Agreement") by and between M&I Data Services, a division of the Marshall & Ilsley Corporation, a Wisconsin corporation ("M&I") and California United Bank, a national banking association, together with its subsidiaries and affiliates (collectively referred to as the "Customer").



                                RECITALS



     WHEREAS, M&I provides data processing services to customers located across the country; and

     WHEREAS, M&I desires to provide data processing services to Customer, and Customer desires to have M&I provide it with such services.

     NOW, THEREFORE, in consideration of the recitals and for the good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. Services. M&I shall provide Customer with the data processing services requested by Customer utilizing the version of the banking system software made available from time to time by M&I through the M&I Service Bureau (the "Services"). The functionality of the software and a further description of the Services is set forth in the User Manuals, copies
of which will be provided,  or made  available,  to  Customer.   Customer
shall purchase the data processing services indicated on Exhibit A from M&I. Unless otherwise agreed in writing between M&I and Customer, and subject to the other provisions of the Agreement, M&I shall make the On-line Services available to Customer, subject to normal downtime and maintenance, at times indicated on the M&I On-line Availability Schedule, as modified from time to time.

     2.  Fees  and  Taxes.   Customer agrees to pay for  the  Services
received hereunder as follows:

          a. Amount of Fees. Commencing on the Conversion Date (as defined in SectionE3) and on the last day of each month thereafter through the end of the term of this Agreement, Customer shall pay M&I a fixed monthly fee of forty-one thousand three hundred thirty-six dollars ($41,336) per month (the "Fixed Monthly Fee") for the Services described on ExhibitEA. For Services requested by Customer in addition to those on ExhibitEA or for usage of Services on Exhibit A in excess of stated maximums, Customer shall pay in accordance with
M&IOs then-current standard published prices discounted ten percent (10%), except for ATM Services which shall be discounted twenty percent (20%). The
Fixed  Monthly  Fee  will  be  adjusted in accordance  with  the  provisions
of ExhibitEB.    Customer   also   agrees   to   pay   all   communication
costs, telecommunication charges, printline charges and other output costs, start-up fees, pass-through charges, out-of-pocket expenses, conversion expenses and fees, workshop fees, training fees, and late fees or charges billed as miscellaneous on Customer's invoice (the
"Miscellaneous  Fees").   The  M&I standard published prices as of the date of
this Agreement are set forth on  the fee schedule attached as ExhibitEA.

          b. Additional Charges. In addition to the charges described above or set forth in ExhibitEA, Customer agrees to pay for any manufacturers, sales, use, excise, personal property, or any other tax or charge, or duty or assessment levied or assessed by any governmental authority upon or as a result of the execution or performance of any service pursuant to this Agreement or materials furnished with respect to the Agreement, except those taxes based on M&I's net income. In no event shall Customer be liable for payment of any tax based on M&IOs real estate or equipment.
          c. Terms of Payment. Customer shall pay the Fixed Monthly Fee on the last day of the month in which the Services are to be performed. Any other amounts due hereunder shall be paid within thirty (30) days of invoice, unless otherwise provided herein. To effect the payment of the Fixed Monthly Fee, Customer hereby authorizes M&I to initiate debit entries from and, if necessary, initiate credit entries and adjustments to Customer's account at the depository designated in the ACH Authorization Agreement. Debit entries for the Fixed Monthly Fee will be made on the last day of each month for which Services will be rendered under the Agreement. In the event that a payment day is a nonbusiness day, entries will be made on the first preceding business day. Customer shall authorize, on the attached ACH Authorization Agreement, debits from and credits to its account for payment for Services received under the Agreement. The Customer shall also pay any collection fees and reasonable attorneys' fees incurred by M&I in collecting payment of the charges and any other amounts for which Customer is liable under the terms and conditions of this Agreement, except for amounts disputed in good faith in accordance with the provisions of the following paragraph.

          Should Customer reasonably and in good faith dispute any fees so billed, Customer may withhold payment for the disputed amount provided Customer notifies M&I of such disagreements or objections within the
prescribed   thirty (30) day period; however, the Fixed Monthly Fee and any undisputed amounts shall be promptly paid as described above. The parties agree to promptly attempt to resolve the dispute, and further agree if the disputed invoice is not resolved within sixty (60) days of the invoice date, the chief executive officers of the parties shall meet to resolve the dispute..

          d. Modification of Terms and Pricing. If Customer is in default and M&I elects to continue to perform the Services, Customer agrees to pay M&I all unamortized conversion expenses in advance of M&I performing any
additional Services.   As  of  the  date of the Agreement, unamortized
conversion expenses equals four hundred twelve thousand seven hundred eighty dollars ($412,780). Amortization shall be on a straight line basis over sixty (60) months.
In
addition, Customer agrees that all charges for Services shall be computed using M&I's then-current standard published prices, paid in advance as determined by M&I.
At  M&I's  option, such Services shall be provided  on  a  month-to-month
basis.   Following CustomerOs cure of such default, the pricing structure shall revert to that in place prior to such default.

     3. Term.

          a. Initial Term. This Agreement shall be effective upon execution by both parties, and both parties will promptly undertake the conversion
activities necessary  to  process  Customer's  data.   Subject  to  Customer's
timely and satisfactory completion of its responsibilities described in the M&I Conversion Manual and in the Conversion Schedule to be established by M&I and Customer, all conversion activities will be completed on December 2, 1996, (the "Conversion Date").
The  term of this Agreement shall continue for a period of seventy-two
(72) months from the Conversion Date.

          b.   Renewal  Obligations.   During  any  automatic  renewal  term
as provided for in Section 13, or for any Services provided after the end of the initial term, whether or not the Agreement is renewed, Customer agrees that the terms of this Agreement shall continue to apply, except that all charges for Services shall be computed using M&I's then-current standard published prices paid in advance as determined by M&I. At M&I's option, such Services shall be provided by M&I on a month-to-month basis.

     4. Affiliates. All processing for Customer and Customer's subsidiaries and affiliates which M&I does shall be included as part of the Services provided under this Agreement and shall be done in accordance with the terms and conditions of this Agreement. Customer agrees that it is responsible for assuring compliance with the Agreement by its affiliates and subsidiaries. Customer agrees to be responsible for the submission of its affiliates' data to M&I for processing and for the transmission to Customer's affiliates of such data processed by and received from M&I. Customer agrees to be responsible for any and all fees owed under this Agreement for Services hereunder.

     5. Confidentiality and Ownership. Both parties will, to the extent and in accordance with their policies used to protect their own information of similar importance, use their best efforts to refrain from and prevent the use of or disclosure of any confidential information of the other party, disclosed or obtained by such party while performing its obligations under this Agreement, except when such use or disclosure is for the purpose of providing the Services. Neither party will have an obligation of confidentiality with regard to any information insofar as the same:
(1) was known to such party prior to disclosure; (2) is or becomes publicly available other than as a result of a breach of this Agreement; or
(3) is disclosed to such party by a third party not subject to an obligation of confidentiality. Nor shall the obligation of confidentiality occur where disclosure is made pursuant to: (1) any law of the United States or any state thereof; (2) the order of any court or governmental agency; or (3) the rules and regulations of any governmental agency.

          Customer may reproduce and distribute any or all M&IOs documentation, including User Manuals, solely for its own internal use. Customer recognizes, however, that such documentation may be copyrighted, trademarked, patented, or otherwise protected by M&I. Customer will not undertake to reproduce for distribution or distribute such documentation to any other third party. Any modifications made to such documentation by Customer for the purpose of customization are acknowledged to be solely at the risk of Customer, and M&I shall not be liable to Customer for any inaccuracies arising therefrom. The distribution of modified documentation is subject to the same restrictions and shall further contain an acknowledgement of M&IOs copyright and other protected proprietary interests in such documentation.

     6.  Programming.   M&I  reserves  the right to  determine  the
programming (whether hardware or software) utilized with the equipment used in fulfilling its duties under this Agreement. All programs (including ideas and know-how and concepts) developed by M&I are and remain its sole property.

     7. Equipment. Customer shall obtain and maintain at its own expense such data processing and communications equipment as may be necessary or appropriate to facilitate the CustomerOs proper use and receipt of the
Services.   Customer shall  pay  all  installation,  monthly,  and  other charges relating to the installation and use of communications lines in connection with the Services.
M&I   shall   not  be  responsible  for  the  continued  availability   of
the
communications  lines  used by Customer in accessing  the  Services.   M&I
will review  the  proposed network configuration (attached hereto as  Exhibit
D) to insure its adequacy based on information provided by Customer, as of the date of the Agreement for CustomerOs proper use and receipt of the Services. M&I will monitor the communications lines used to access the Services for the purpose of informing Customer or CustomerOs communications vendor of any problems with such lines.

     8. Supplies. Customer shall pay for all supplies used in connection with the Services. All forms, supplies, or materials used in processing Customer's items and input data shall meet M&I's specifications.

     9. Systems Modification; Amendment of Services. M&I may modify, amend, enhance, update, or provide the appropriate replacement for any of the Services, the software used to provide the Services, or any element of its systems at any time to: (a) improve the Services or (b) facilitate the continued economic provisions of the Service. M&I may, at any time, withdraw any of the Services upon providing two hundred seventy (270) days' prior written notice to Customer. Either party may also terminate any of the Services immediately upon any regulatory, legislative, or judicial determination that providing such Services is inconsistent with applicable law or regulation or upon imposition by any such authority of restrictions or conditions which would detract from the economic or other benefits to M&I or Customer to any element of the Services. In the event of the termination or withdrawal of a Service, Customer shall not suffer any material diminution in the functionality of the core elements of M&IOs Integrated Banking System software (Deposit System, Loan System, Customer Information System).

     10. Disaster Recovery. M&I maintains, and shall continue to maintain throughout the term of this Agreement, off-site disaster recovery capabilities which permit M&I to recover from a disaster and continue providing Services to Customers within a commercially reasonable period. An executive summary of the current disaster recovery plan, which may change from time to time, is available upon request from M&I at no charge. M&I shall test the operation and effectiveness of its disaster recovery plan at least annually. M&I maintains, and shall continue to maintain throughout the term of this Agreement, a backup power supply system to guard against electrical outages.

     11.  Events of Default.  It shall be an Event of Default on the part of the Customer if: (a)ECustomer is insolvent, or a receiver or conservator shall be appointed with respect to the Customer; or (b)ECustomer shall fail to pay any sum due M&I within the prescribed time except for any sums disputed in good faith as provided for in Section 2(c); or (c)Eif the Customer shall fail to perform any of its other covenants or obligations under this Agreement where such failure to perform has a material adverse impact on
M&I. It shall be an Event of Default on the part of M&I if M&I shall fail to perform any of its obligations under this Agreement where the failure of M&I  to  perform  has  a material  adverse  impact on Customer and is
material to the  provision  of  the Services.   The  defaulting party shall
have ten (10) days from the date of receipt of notice from the nondefaulting party of nonpayment or nonperformance to cure such an Event of Default, before the nondefaulting party may exercise any remedies it may have as a result of the Event of Default.

     12. Remedies Upon Default; Limitation of Liabilities. If an Event of Default occurs on the part of the Customer, and is not cured within the ten
(10) day period prescribed in SectionE11, M&I may (a) terminate this Agreement; (b) terminate access to its central processing unit by the Customer; and (c) declare all amounts payable under this Agreement to be immediately due payable and file suit for or otherwise obtain payment from the Customer of any fees or other sums due it pursuant to this Agreement, plus any actual damages to its equipment or systems caused by the Customer's actions, failures to act, equipment, systems, or communication facilities. If an Event of Default occurs on the part of M&I, and is not cured within the ten (10) day period prescribed in Section 11, the Customer may only: (a) terminate this Agreement without payment of any buyout amount, deconversion expense, or penalty of any kind and (b) file suit or otherwise obtain payment of an aggregate amount of fees paid by the Customer to M&I hereunder during the six (6) months immediately preceding the Event of Default plus any reasonable attorneyOs fees incurred as a result of any action taken to collect such fees. Either party may also seek equitable remedies, including, without limitation, specific performance and injunctive relief, for a breach of Section 5 of this Agreement. M&I and the Customer agree that these damage provisions are reasonable in light of all present predictable circumstances (including expectable actual damages in that the fees to be charged by M&I hereunder do not include amounts sufficient to insure against greater claims). M&I and Customer expressly waive all claims for additional, incidental, consequential, compensatory, or punitive damages and agree that the remedies set forth in this Agreement shall be the sole and exclusive remedies of the parties. No lawsuit or other action may be brought by either party hereto or on any claim or controversy based upon or arising in any way out of this Agreement after one (1) year from the date of the discovery of the occurrence allegedly giving rise to the action. M&I agrees that except in the case of an Event of Default relating to a breach by the Customer of its confidentiality obligations under
Section 5 of this Agreement, M&I will not exercise its remedy to terminate Customer's access to the M&I central processing unit so long as: (a)ECustomer is current in the payment of all amounts due M&I as reflected on M&I's last invoice to Customer; and (b)Eonly exercise such remedy after providing Customer with sixty (60) days' prior written notice.
   13. Termination.
     a. End of Initial Term. This Agreement shall automatically be extended at the end of the initial seventy-two (72) month term for an additional twelve (12) month renewal term, unless the Customer gives M&I at least one hundred eighty (180) days' prior written notice of its intent to terminate, which notice may be given during the initial term of the Agreement.

b. Renewal Term. During the renewal term, this Agreement shall be automatically extended for an additional one (1) month on each monthly anniversary date so that the term shall always be not less than one (1) month less than twelve (12) months, unless either party gives written notice to the other party of intent to terminate, in which event the automatic monthly renewals will end and the Agreement will terminate at the end of the unexpired portion of the term in existence on the date notice to terminate is given.
          c. Termination Upon Default. This Agreement may also terminate upon an Event of Default and failure to cure beyond applicable cure periods at the option of the nondefaulting party as set forth in Section 12 hereof.
          d. Termination by Customer. Customer may terminate this Agreement at any time, and without cause, by giving M&I at least one hundred eighty
(180) days' prior written notice and paying M&I the then-applicable buyout amount set forth in SectionE21.
          e. Termination for Acquisition Event of Customer. As used herein, an OAcquisition EventO means any of the following events:
            i. any person shall have completed a tender offer or exchange offer to purchase any shares of Common Stock of the CustomerOs parent, such that, upon consummation, such person would own or control fifty percent (50%) or more of the then outstanding Common Stock of such parent or have the ability to elect at least fifty percent (50%) of the directors of CustomerOs parent; or
          ii. any person shall have acquired beneficial ownership (such term is defined in Rule 13d-3 under the Exchange Act) or the right to acquire beneficial ownership of, or any OgroupO (as such term is defined in the Exchange Act) shall have been formed which beneficially owns or has the right to acquire beneficial ownership of, fifty percent (50%) or more of the then outstanding Common Stock;
          As used in this Agreement, OpersonO shall have the meaning specified in Sections 3(a)(9) and 13(d)(3) of the Exchange Act.
    14. Regulatory Assurances. M&I and Customer acknowledge and agree that the performance of these Services will be subject to regulation and examination by Customer's regulatory agencies to the same extent as if such
Services were being performed  by  Customer.   Upon request, M&I agrees to
provide  any  appropriate assurances  to  such  agency  and  agrees to subject itself to any required examination or regulation. Customer agrees to reimburse M&I for reasonable costs actually incurred due to any such examination or regulation that is performed solely for the purpose of examining data processing services used by Customer.
          a.   Notice  Requirements.   The Customer  shall  be  responsible
for
complying with all regulatory notice provisions to any applicable governmental agency, which shall include providing timely and adequate notice to the Chief Examiner of the Federal Home Loan Bank Board, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, The Federal Deposit Insurance Corporation, the Federal Reserve Board, or their successors, as applicable (collectively, the "Federal Agency"), as of the effective date of Services under this Agreement, identifying those records to which this Agreement shall apply and the location at which such Services are to be performed.

          b. Examination of Records. The parties agree that the records maintained and produced under this Agreement shall, at all times, be available for examination and audit by governmental agencies having jurisdiction over the Customer's business, including (without limitation) the Federal Agency. The Director of Examinations of the Federal Agency or his designated representative shall have the right to ask for and to receive directly from M&I any reports, summaries, or information contained in or derived from data in the possession of M&I related to the Customer. M&I shall notify Customer as soon as possible of any formal request by an authorized governmental agency to examine Customer's records maintained by M&I, if M&I is permitted to make such a disclosure to Customer under applicable law or regulations. Customer agrees that M&I is authorized to provide all such described records when formally required to do so by this authorized governmental agency.

          c. Fidelity Bonds. Throughout the term of the Agreement, M&I shall maintain fidelity bond coverage for M&I and its employees in amounts reasonable for providers of data processing services similar to the Services.

     d. Notice of Changes. Customer shall give to the Director of Examinations of the Federal Agency at least thirty (30) days' notice of the termination of this Agreement or of any material changes in the Services to be provided hereunder.
          e.   Insurance.   Throughout  the term of this  Agreement,  M&I
shall
maintain insurance coverage (or shall be self-insured) in amounts reasonable for providers of data processing services similar to the Services for losses from fire, disaster, and other causes contributing to interruption of the Services. The proceeds of such insurance shall be payable to M&I.
Nothing in this Agreement shall be construed as to permit Customer to receive any of such proceeds, or to be named as an additional loss payee under any insurance policy.

          f. Financial Information. Upon request, Customer agrees to provide
M&I with financial information as M&I may reasonably request.

    15.  Transportation  and/or Transmission of Data.   The  responsibility
and expense for transportation and/or transmission of and risk of loss of data and media to and from M&I's datacenters shall be borne by Customer. M&I will notify Customer of the time by which Customer's data and media must be delivered to M&I for processing for M&I to provide Customer's processed data within the time period agreed to by the parties.
    16. Responsibility.
 a.   General.   M&I agrees to perform the Services in  a commercially
reasonable manner, which is similar to the services provided to other M&I customers including member banks of the Marshall and Ilsley Corporation, and no other or higher degree of care. Except as otherwise described herein, M&I assumes no other obligation as to performance or quality of the Services provided, all other risks of error being expressly assumed by Customer. M&I shall not be responsible for loss or damage due to delays in processing or in the delivery of processed data as a result of any of the causes excused by Section 19 hereof.
M&I WILL IN NO EVENT BE LIABLE FOR ANY INDIRECT,
INCIDENTAL, OR CONSEQUENTIAL DAMAGES INCURRED BY CUSTOMER INCLUDING, BUT NOT LIMITED TO, LOST PROFITS OR BUSINESS OPERATION LOSS, REGARDLESS OF WHETHER M&I WAS ADVISED OF THE POSSIBLE OCCURRENCE OF SUCH DAMAGES.

b.   Reliance on Data Supplied.  M&I will process items and  data and perform  those Services described in this Agreement on the basis of
information furnished  by  Customer.   M&I shall be entitled to rely  upon
any such data, information, or instructions as provided by Customer. If any error results from incorrect input supplied by Customer, Customer shall be responsible for discovering and reporting such error and supplying the data necessary to correct such error to M&I for processing at the earliest possible time. Customer will indemnify and hold M&I harmless from any cost, claim, damage, or liability (including attorneys' fees) whatsoever
arising out of such data, information                               or
instructions, or any inaccuracy or inadequacy therein. Customer assumes all risk of loss, delay, and miscommunication in the transportation or transmission by electronic means of data and information from any terminal or remote unit unless the same is caused by or attributable to any act or omission on M&I's part, which act or omission does not meet the standard of care in Section 16(a), or was caused by or attributable to any gross
negligence or willful failure                                       on
M&I's part to comply with its obligations under this Agreement.

c.    Data  Backup.   Customer  shall  maintain  adequate  records in
accordance with prudent banking practice from which reconstruction of lost or damaged items or data can be made. Customer assumes all responsibility and liability for any loss or damage resulting from failure to maintain such records.

d.   Audit.   M&I  shall  cause  a  third-party  review  of  its data
processing systems and Services to be conducted annually by its independent auditors. M&I shall provide Customer one copy of the report resulting from such review.

e.   Regulatory  Compliance. Customer is responsible  for determining that the Services performed on its behalf, any forms which are used with its customers, and all records it retains, comply with all applicable laws. When used properly by Customer, M&IOs systems and software used to provide the Services will provide Customer with information necessary to comply with Federal law applicable to the transactions or accounts
processed  by M&I.   Should Customer need information from the Services
M&I provides in order to comply with applicable state laws and regulations, CustomerOs sole remedy, and M&IOs sole obligation shall be for M&I to provide the ability to process the information requested from the Customer as promptly as is commercially practicable. M&I agrees that with respect to changes required as a result of changes in state law, such changes shall be undertaken as a priority project based on the regulatory deadline imposed for compliance.

f. Balancing and Controls. On a daily basis, Customer shall review all input and output, controls, reports, and documentation, to ensure the integrity of data processed by M&I. In addition, Customer shall, on a daily basis, check exception reports to verify that all file maintenance entries and nondollar transactions were correctly entered. Customer is responsible for initiating timely remedial action to correct any improperly processed data which these reviews would disclose.

          g. Service Deficiencies. If Customer is aware that a defect exists in a Service, Customer shall be responsible for making whatever appropriate adjustments may thereafter be necessary until M&I corrects the defect and, if requested by Customer, M&I will, at M&I's expense, assist Customer in making such corrections through the most cost-effective means, whether manual, by system reruns, or program modifications. M&I will, where reasonable, make every effort to correct any known material defect as soon as commercially reasonable at M&I's expense. In the event M&I becomes aware of any defect in a Service, M&I will promptly notify Customer.


    17.  Ownership of Data.   Customer is the owner of all of its data
supplied by Customer to M&I for processing hereunder. Customer acknowledges that it has no rights in any of the software, systems documentation, guidelines, procedures, and similar related materials or any modifications thereof except with respect to M&I's use of the same during the term of this Agreement to process data. Upon termination of this Agreement, M&I shall provide Customer with all copies of Customer's data in a format that is being used by M&I at that time for processing such data. Prior to the
release of the Customer's  data:   (a)  all amounts  owed under this Agreement
by Customer to M&I shall be current and paid in full except for any disputed sums as provided for in Section 2(c), and (b) Customer shall pay M&I its "Estimated Deconversion Expenses" as described below. Customer agrees to pay M&I for M&I's work in providing such data at M&I's rates then in effect for computer and personnel time, supplies, and other items as required, and Customer further agrees to pay M&I for any and all charges associated with the deconversion of Customer's data based on M&I's then-current charges for such Services. M&I shall make a good faith estimate of all of such costs, expenses, and charges which shall be paid by Customer in advance (the "Estimated Deconversion Expenses"). The difference, if any, between the actual expenses and the prepaid Estimated Deconversion Expenses shall be promptly paid or refunded, as appropriate, after determination.


    18. Warranties.   M&I represents and warrants that:


          a.   Capability  of  Computer Systems and  Software.   M&I's
computer systems (hardware and software) are capable of performing the Services in accordance with the provisions of this Agreement. The software used to provide the Services will operate substantially in accordance with the specifications and documentation for the software as modified from time to time to incorporate enhancements or modifications of the software to provide the Services.


          b. Quality of Service. The reports and Services made available to Customer shall be in substantial conformity with the User Manuals, as amended from time to time, copies of which have been, or will be, provided to Customer.


          c.   Property  Rights.   M&I  has the right to  provide  the
Services hereunder, using all computer software required for that purpose.


          d. Organization and Approvals. M&I is a validly organized corporate entity with valid authority to enter into this Agreement. This Agreement has been duly authorized by all necessary corporate action.


          e. Disclaimer of Warranties. EXCEPT AS DESCRIBED IN THIS AGREEMENT, M&I DISCLAIMS ALL OTHER WARRANTIES, WHETHER WRITTEN, ORAL, EXPRESSED OR IMPLIED INCLUDING, WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.


    19. Force Majeure. M&I shall not be liable to Customer if M&I's fulfillment or performance of any terms or provisions of this Agreement is delayed or prevented by revolution or other civil disorders, wars, acts of enemies, strikes, electrical equipment or availability failure, labor disputes, fires, floods, acts of God, federal, state, or municipal action, statute, ordinance or regulation, or, without limiting the foregoing, any other causes not within its reasonable control, and which by the exercise of reasonable diligence it is unable to prevent, whether of the class of causes hereinbefore enumerated or not.
   20.   IRS   Filing.   Customer  has  complied  with  all  laws,
regulations, procedures, and requirements in attempting to secure correct tax identification numbers (TINs) for Customer's payees and agrees to attest to this compliance by an affidavit provided annually. Customer authorizes M&I to act as Customer's agent and sign on Customer's behalf the Affidavit required by the Internal Revenue Service on Form 4804, or any successor form. Customer acknowledges that M&I's execution of the Form 4804 Affidavit on Customer's behalf does not relieve Customer of responsibility to provide accurate TINs or liability for any penalties which may be assessed for failure to comply with TIN requirements. Customer agrees to hold M&I harmless from any liabilities, claims, expenses, penalties, or damages (including attorneys' fees) which may be assessed or incurred as a result of the failure to comply with TIN requirements.

   21. Contract Buyout.

          a. Customer may terminate this Agreement in accordance with the provisions of Section 13(d) at any time by giving M&I at least one hundred eighty (180) days' prior written notice and paying M&I fifty percent
(50%)  of the   total  estimated  remaining  unpaid  monthly  processing
fees, plus any unamortized conversion expenses. For the purpose of this computation, total estimated remaining unpaid monthly processing fees shall be equal to the mean average of the total monthly fees paid in the three
(3) months preceding the termination notice, multiplied by the number of months remaining in the Agreement.
          b. Customer may terminate this Agreement in accordance with the special provisions of Section 13(e) by giving M&I at least one hundred eighty (180) daysO prior written notice and paying M&I a percentage of the total estimated remaining unpaid monthly processing fees [calculated as above in Section 21(a)] according to the Schedule which follows:

          If Termination Occurs In      Buyout Percentage

          Months 1-36                        35%

          Month 37 or thereafter             40%

22. Expense Reimbursements. Customer agrees to reimburse M&I for the conversion-related and out-of-pocket expenses (travel, lodging, meals, long distance telephone calls, and printing and copying charges) reasonably incurred in connection with the conversion of Customer's accounts to the M&I system as further described on Exhibit B. The reimbursement of such expenses is in addition to conversion charges which may arise after the conversion, or with respect to accounts which are not currently customer accounts which are to be converted to the M&I system. M&I shall estimate such expenses in advance, and Customer shall pay such expenses upon execution of this
Agreement.   M&I shall provide Customer with a summary invoice of actual expenses, and any adjustments shall be paid or refunded, as appropriate, upon delivery of the invoice.


   23. Conversion Obligations. Both parties agree to make a good faith effort to convert Customer's data in a timely fashion and to perform the conversion in accordance with the responsibilities set forth in the M&I Conversion Manual, the Conversion Schedule, and this Agreement.
Customer agrees to maintain an adequate staff of persons who are knowledgeable with the systems currently used by Customer to process data. Customer further agrees to provide such Services and perform such obligations as are contemplated by the M&I Conversion Manual and the Conversion Schedule, and as necessary for Customer to timely and adequately perform its obligations herein and therein. Customer shall pay or reimburse M&I for all out-of-pocket expenses and on a time-and-materials basis for any of its personnel, or any independent contractors, who perform conversion or related services identified as Customer Responsibilities in the Conversion Manual.
Customer and M&I further agree to cooperate fully with all reasonable requests necessary to effect the conversion in a timely and efficient manner. Customer agrees to reimburse M&I for all conversion charges whether for the initial conversion, or for the subsequent conversion of additional accounts as they are incurred or for the conversion of products not identified in the Proposal.

24. Use of the Services. (a) Customer assumes exclusive responsibility for the consequences of any instructions Customer may give M&I, for Customer's failure to properly access the Services in the manner prescribed by M&I, and for Customer's failure to supply accurate input information; (b) Customer agrees that it will use the Services in accordance with such reasonable policies as may be established by M&I from time to time as set forth in any materials furnished by M&I to Customer; (c) Customer agrees that, except as otherwise permitted by M&I, Customer will use the Services only for its own internal business purposes and will not sell or otherwise provide, directly or indirectly, any of the Services or any portion thereof to any third party; and (d) Customer agrees and represents to the best of its knowledge that (1) this Agreement has been approved by its board of directors, or that the officer executing this Agreement has been specifically authorized by Customer's board of directors to execute this Agreement, (2) the performance of this Agreement by the Customer will not affect the safety or soundness of the Customer or any of its affiliates, and
(3) this Agreement, and the obligations evidenced hereby, will be properly reflected on the books and records of the Customer.

   25. Finders Fees.

     If Customer introduces a lead to M&I, which M&I was not previously working, and Customer assists M&I by introducing the prospect to M&I, followed by Customer assistance and involvement in the selling process (not limited to Customer site visits, referrals, presentations, etc.) for the purpose of selling M&I Services, and the financial institution signs a processing agreement with M&I, M&I will credit Customer an amount equal to one (1) month's processing fees, which may be used to offset data processing fees for Services (excluding Miscellaneous Fees) provided M&I agrees in advance to pay such compensation to Customer. The finder's fee, as described above, shall be based upon and payable after the first month's use of the ordinary Services following the completion of all conversions of the new financial institution as proposed. The credit shall not exceed fifty thousand dollars ($50,000) for any individual bank, or more than fifty thousand dollars ($50,000) for any group of banks or bank holding company.
   26. Miscellaneous.
          a. Governing Law. This Agreement shall be construed and governed by the laws of the state of Wisconsin.
          b. Amendment. This Agreement, including the Schedules hereto, may be amended only by an instrument in writing executed by the parties or their permitted assignees.
          c. Assignment. This Agreement may not be assigned by either party without the prior written consent of the other party, which such consent shall not be unreasonably withheld, provided that M&I may freely assign this Agreement to any company that is directly or indirectly (1) in control of M&I, (2) under the control of M&I, or (3) under common control with M&I.
          d. Section Headings. Section headings are for reference purposes only and shall not affect the interpretation or meaning of this Agreement.

          e. Notices. All communications or notices required or permitted by this Agreement shall be in writing and may be given by personal delivery or by mailing (in a postpaid, certified or registered wrapper), or by depositing the same with Federal Express or a similar recognized courier service (all charges prepaid), or by telex or telecopier provided a confirmation copy is also sent by one of the other approved methods, addressed as follows (or as subsequently designated in writing):


          To M&I: M&I Data Services
                    4900 West Brown Deer Road
                    P.O. Box 23528
                    Brown Deer, WI  53223-0528
                    Attention:  Patrick C. Foy, President
                            Outsourcing Business
                            Group FAX number:  (414)
                            357-9797

          To CUB:   California United Bank, N.A.
                    16030 Ventura Boulevard
                    Encino, CA  91436
                    Attention:  Patrick Hartman, Chief Financial
                            Officer FAX number:  (818) 907-5008

                      With a mandatory copy to:
                    California United Bank, N.A. 16030 Ventura
                    Boulevard Encino, CA  91436
                            Attention:  Anita Y. Wolman, Esq.,
                            General Counsel FAX number:  (818) 907-
                            5024


          The  date  of giving such notice shall be deemed the earliest  of
the following:   (i) the date of actual receipt, (ii) three (3) business days after the date of deposit in the United States mail, (iii) two (2) business days after the date of deposit with Federal Express or another courier service, or (iv) the date of personal or telecopy delivery.

          f. No Waiver of Performance. Failure by either party at any time to require performance by the other party to claim a breach of any provision of this Agreement will not be construed as a waiver of any right accruing under this Agreement, nor affect any subsequent breach, nor affect the effectiveness of this Agreement or any part hereof, nor prejudice either party as regards any subsequent action.

          g.    Entire   Agreement;  Conflicting  Provisions.   This
Agreement, together with the Schedules hereto, constitutes the entire agreement between the Customer and M&I with respect to the subject matter
hereof.   There  are  no restrictions, promises, warranties, covenants, or undertakings other than those expressly set forth herein and therein. This Agreement supersedes all prior negotiations, agreements, and undertakings between the parties with respect to such subject matter. In the event of any conflict between the terms of the main body of this Agreement and any of the Schedules hereto, the terms of the Schedules to this Agreement shall govern.

          h.   Execution  in  Counterparts.   This  Agreement  may  be
executed simultaneously in any number of counterparts, each of which shall be deemed an original but all of which shall together constitute one and the same Agreement.

          i. Enforceability. The invalidity or enforceability of any provision hereof shall not affect or impair any other provisions.

          j. Scope of Agreement. If the scope of any of the provisions of the Agreement is unenforceable or too broad in any respect whatsoever to permit enforcement to its full extent, then such provisions shall be enforced to the maximum extent permitted by law and the parties hereto consent and agree that such scope may be judicially modified accordingly and that the whole of such provisions of this Agreement shall not thereby fail, but that the scope of such provisions shall be curtailed only to the extent necessary to conform to law.
          k. Confidentiality of Terms. Customer agrees that neither it, its directors, officers, employees, or agents will disclose this Agreement, or any of the terms or provisions of this Agreement, to any other party.

l. Regulatory Approval. In the event Customer fails to obtain regulatory approval for the acquisition/merger of Home Bank by October 1, 1996, this Agreement shall be null and void ab initio, and, except for CustomerOs obligation to pay for Services rendered by M&I, neither party shall have further liability to the other hereunder.

          m. Issues List. A listing of the issues that have been or will be resolved during the conversion process is attached hereto as Exhibit C.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed in their names as of the date first above written.


                           M&I DATA SERVICES, A DIVISION OF THE MARSHALL & ILSLEY CORPORATION ("M&I")
                           4900 W. Brown Deer Road
                           Brown Deer, WI  53223

                           By:  ________________________
                           Name:Patrick C. Foy
                           Title:  President, Outsourcing Business Group

                           By:  ________________________
                           Name:Thomas R. Mezera
                           Title:  Vice President


                           CALIFORNIA UNITED BANK, A NATIONAL
                           BANKING ASSOCIATION ("Customer")
                           16030 Ventura Boulevard
                           Encino, CA  91436-4487

                           By:  ________________________
                           Name:________________________
                           Title:________________________

                    AUTHORIZATION AGREEMENT


     The undersigned ("Customer") hereby authorizes M&I Data Services, a division of the Marshall & Ilsley Corporation ("M&I") to initiate debit entries and to initiate, if necessary, credit entries and adjustments for any excess debit entries or debit entries made in error, to Customer's account indicated below and the depository named below, to debit and/or credit the same such account.

This authority is to remain in full force and effect for the period coinciding with the term (and any renewals thereof)
of the Data  Processing Services Agreement made the      day of
August, 1996, and any addenda thereto (the "Agreement"),
pursuant to  the
terms and conditions specified in the Agreement.
DEPOSITORY NAME:           ________________________________
ADDRESS:                   ________________________________
CITY/STATE/ZIP:            ________________________________
TELEPHONE NUMBER:          ________________________________
ROUTING TRANSIT NUMBER:    ________________________________
ACCOUNT NUMBER:            ________________________________


                           M&I DATA SERVICES, A DIVISION OF
                           THE MARSHALL & ILSLEY CORPORATION
                           ("M&I")

                           By:  ________________________
                           Name:Patrick C. Foy
                           Title:  President, Outsourcing
                           Business Group

                           By:  ________________________
                           Name:Thomas R. Mezera
                           Title:  Vice President
                           CALIFORNIA UNITED BANK, A NATIONAL
                           BANKING ASSOCIATION ("Customer")

                           By:  ________________________
                           Name:________________________
                           Title:  ________________________

ATTORNEY-IN-FACT APPOINTMENT




       Customer hereby appoints M&I Data Services, a division of the Marshall & Ilsley Corporation ("M&I") as: (1) customer's attorney-in-fact and empowers M&I to authorize the Internal Revenue Service (IRS) to release information return documents supplied to the IRS by M&I to states which participate in the "Combined Federal/State Program"; and
  (2) CustomerOs agent to sign on CustomerOs behalf the Affidavit required by the Internal Revenue Service on Form 4804, or any successor form. Customer agrees to hold M&I harmless from any liabilities, claims, expenses, penalties, or damages (including attorneys' fees) which may be assessed or incurred as a result of the release of information.


                           CALIFORNIA UNITED BANK, A NATIONAL
                           BANKING ASSOCIATION  ("Customer")




                           By:  ________________________

AFFIDAVIT

STATE OF   ---------------------------------)
           ---------------------------------)  SS.
COUNTY OF  ---------------------------------)
I,                           , being first duly sworn, on oath, depose

              Customer's Representative
and say:
     1. I am an employee of California United Bank, a national banking association. I have personal knowledge of my
employer's practices   with   regard   to  procuring   and
reporting   tax identification  numbers  (TINs) and  authority
to  execute  this Affidavit on my employer's behalf.
     2.  California United Bank, a national banking
association, has   complied  with  all  laws,  regulations,
procedures,   and requirements in attempting to secure correct
TINs for its payees. This compliance has been pursued with due diligence, and any failure to secure correct TINs is due to reasonable cause.



                              Customer's Representative
Subscribed and sworn to before me
this --------- day of ---------------, 1996.
- --------------------------------------
- --------------------------------------Notary Public
My Commission expires: ------------------------

ON-LINE AVAILABILITY SCHEDULE


 Hours available for data entry inquiry:

 Monday - Friday (Pacific Standard Time)7:00 a.m. - 8:00 p.m.

 Saturday  and Sunday (Pacific Standard Time)7:00  a.m.  -  4:00 p.m.

 Hours available for ATMs and Audio Response Units Twenty-four

 (24) hours per day, seven (7) days per week *





* M&I requires one (1) to two (2) hours per week for file organization.

EXHIBIT A

EXHIBIT A-1

EXHIBIT A-1

Services not included in the Fixed Monthly Fee but which must be obtained from M&I:

Information Desktop                     Estimated Monthly Fees*
Management Data Warehouse                  $  8,582
  Report Edge (Ad Hoc Reports)
Total Deposit Reports
Total Loan Reports
Call Report Interface
Asset/Liability Interface

Treasury Connection                        $  4,397
Balance Reporting
Fax Reporting
PC-ACH

Money Talks (Voice Response)               $  1,058
Inquiries

ATM/EFT Services                           $ 10,537
Cardholders
Terminals
Transactions switched and routed
Positive Balance Authorization
PIN/Card Production

Optical Storage (STAR View)                $    958
On-line Report/Statement Viewing 2 days

Branch Automation                          $  2,200
Salespartner/PCTeller Maintenance

Marketing Customer Information System      $    815
MCIF Quarterly Updates

IPS Maintenance                            $    203
Fixed Assets/Accounts Payable/Investments (@ $810 each/year)

CFI LaserPro                               $    100
Monthly Maintenance

Test Bank                                  $  1,000
CIS, Deposits, Loans

                          *These are estimates only, based on
                           information provided to M&I by
                           Customer.  Actual monthly fees may
                           be substantially different.  Figures
                           are net of discount (except Branch
                           Automation which shall not be
                           discounted).

                           EXHIBIT B

                                                        EXHIBIT
B
I.The Fixed Monthly Fee may be adjusted as follows:
  A. Commencing March 1, 1998, and each March 1 thereafter throughout the term of the Agreement, the Fixed Monthly Fee shall be increased by the lesser of (a) the increase over the prior year in the Consumer Price Index (CPI, all items-U) as published by the United States Department of Labor, or any successor index; or (b) five percent (5%).
  B. The Initial Fixed Monthly Fee provides for processing a maximum account volume and maximum usage levels as described in Exhibit A and in the schedule which follows this Section. Usage above the maximum levels listed on Exhibit A shall be charged according to M&IOs then-current standard published prices discounted in accordance with the provisions of Section 2(a) of the Agreement. In addition, Total Account Volume increases in excess of the initial Total Account Volume described below shall be charged according to the stated price.


                    Application
               Deposit Accounts              58,352
               Loan Notes                     8,039
               General Ledger Accounts       11,930
               CIS Accounts                  92,313

               Total Account Volume         170,634



                Account Volume      Price per Each
                                       Account*

               170,635 and above             $.23



               * Subject to the increase in A above.

II.The following are estimated one-time conversion-related fees payable to M&I by Customer:

     Telecommunications
       Telecommunications equipment purchase      $            70,682
       Telecommunications data line installation  $            11,031
       Total                                      $            81,713

     Interfaces
       Precision Payroll                          $             3,465
       CTR On-Line 12 monthsO history             $            24,750
       CTR 5-Year Conversion History
         (estimate $4,950 to $14,850)             $            14,850
       M&I Programming/Product Support and Download               N/A
          to ProtoCorp already included in startup($13,275)
       Three Months of Fiche                                 $ 11,433
       CFI Laser Pro                                        $   3,000
       Stuckey Asset-Based Lending                          $       #
       SBA Loans                                            $       #
       Dabco Interface Testing                              $       #
       Olson Asset Liability Interface Testing              $       #
       Standard Register Interface Testing                  $       #
       Total                                                $  57,498
     # Information incomplete. A quote will be provided when available.

     Platform Automation
       Unlimited Use License for Salespartner and           $ 165,000
       PC Teller for 22 locations @$7,500 per location
       Upgrade to Financial Desktop for 22 locations        $  66,000
       Salespartner Software Customization (750 hours)      $  82,500
       Hardware (*Please refer to Hardware Services Proposal$       *
               dated 5/28/96.)
       Total Software Purchase                              $ 313,500

     Pass Through costs
       CIS scrubbing (@$.26 per account)                    $ 21,405
       Information Desktop License Fees                     $ 13,000
       ATM Setup and Interface                              $ 12,500
       IPS Setup for Financial Accounting,                  $  1,200
           Accounts Payable and Investments
       IPS License Fees for Financial Accounting,           $  9,405
           Accounts Payable, and Investments
       MCIF License                                         $  9,500
       Voice Response                                       $  2,000
       Total                                                $ 69,010

     Conversion Programming & Training
       Conversion Programming                               $104,819
       Conversion training and product support              $138,388
       Conversion travel (Estimate, billed at actual)       $125,430
       Total                                                $368,637**
         **Payable at contract signing.