Form 10-Q
period 1996-09-30
CU BANCORP
filed 1996-11-13
CIK 356050

34

                            FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

              /X/ For the Quarterly Period Ended September 30, 1996 or

        Transition Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


              For the transition period from _________ to _________.



                        Commission File Number  0-11008



                                CU BANCORP
                  (Exact name of registrant as specified in its charter)`

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

                              Yes /X/   No / /


As of September 30, 1996, the Registrant has 11,267,010 outstanding shares of its Common stock, no value.

                                CU Bancorp
                          Quarter Ended September 30, 1996
                          Table of Contents - Form 10-Q



Page
Part I. Financial Information

    Item 1.  Financial Statements

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                        3

        Consolidated Statements of Financial Condition:
        -September 30, 1996, and December 31, 1995.               12

        Consolidated Statements of Income:
        -Three and Nine Month Periods Ended September 30, 1996, and
         September 30, 1995.                                      13

        Consolidated Statements of Cash Flows:
        -Nine  Month Periods Ended September 30, 1996 and
         September 30, 1995.                                      14

        Notes to Consolidated Financial Statements                15

        Signatures                                                20


Part II.  Other Information

    Item 1.  Legal Proceedings                                    21

    Item 2.  Changes in Securities                                21

    Item 3.  Defaults Upon Senior Securities                      21

    Item 4.  Submission of Matters to a Vote of Security Holder   21

    Item 5.  Other Information                                    21

    Item 6.  Exhibits and Filings on Form 8-K                     22

Management Discussion and Analysis

Overview


On August 9, 1996, the merger between CU Bancorp, the holding company for California United Bank, and Home Interstate Bancorp, the holding company for Home Bank, became final. The merger was accomplished through a tax-free exchange of stock, using the pooling method of accounting. The financial statements for the quarter ended September 30, 1996 reflect the combined operations of the two merged banks, including the substantial costs incurred associated with completing the merger. The Company reported a net loss of $5.1 million, or $.44 per share for the third quarter of 1996, compared to income of $1,710 thousand, or $.16 per share, during the same period in 1995. Income for the current quarter was reduced by non-recurring costs totaling $.62 per share related to merger activity. Net income for the quarter ended September 30, 1996 would have been $.18 per share without the non-recurring expenses discussed below.

The Company recognized several large expenses during the quarter ended September 30, 1996 reflecting the costs of completing the merger activity and valuing the loan and real estate portfolios on a single consistent and conservative basis.
A loan loss provision of $4.1 million, plus an additional loss of $2.6 million related to real estate owned was recorded in the quarter. This was a result of combining the valuation reserve methodologies of California United Bank and Home Bank, as well as reflecting the ongoing intent of the merged bank to manage potential problems in the portfolio aggressively and maintain conservative standards for valuation. Other large expenses for the quarter include the costs of terminating the data processing contracts for the combining banks, converting all major operating systems to a single platform, payments to employees for severance and change of control agreements and the various legal, advisory and accounting fees associated with the merger itself. Total non-recurring expenses, including the charges for loan and real estate losses, totaled $11.5 million for the quarter. After the effect of income taxes, these expenses reduced net income by $7.2 million, or $.62 per share.

The Company's commitment to a conservative approach to valuing portfolios is reflected the asset quality ratios at September 30, 1996. Non performing assets decreased to $3.8 million by the end of September 1996. This compares with $9.3 million at December 31, 1995 and $11.3 million September 30, 1995. Real estate acquired through foreclosure totaled $ 1.1 million at September 30, 1996, compared with $4.9 million at December 31, 1995 and $5.6 million September 30, 1995. The Bank's allowance for loan losses as a percent of nonperforming loans
was  360 % at September 30, 1996, compared with   89 % at the comparable quarter
of 1995.

Capital ratios continue to substantially exceed levels required for the "well capitalized" category established by bank regulators. The Total Risk-Based Capital Ratio was 13.7%, the Tier 1 Risk-Based Capital Ratio was 12.4%, and the Leverage Ratio was 9.7% at September 30, 1996, compared to 17.3%, 16.0%, and 10.8%, respectively, at year-end 1995. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

The Company has continued to successfully grow its core business through the production of new loan commitments to middle market commercial customers. During the third quarter of 1996, the Bank generated approximately $ 51 million in new loan commitments and $ 125 million in new loan commitments for the nine months ended September 30, 1996.


Balance Sheet Analysis

Loan Portfolio Composition and Credit Risk



Total loans at September 30 ,1996 increased by $ 84 million compared with December 31, 1995. Loan growth during the current year includes both the acquisition of Corporate Bank and the Bank's internally generated loan growth. Internal loan growth was strong in the commercial, real estate and construction
portfolios.   Growth in the commercial loan portfolio consists primarily of asset based loans to middle market commercial customers and results from the Bank's ongoing success at generating new commercial loan commitments. The composition of 3 the Bank's loan portfolio in summarized below in Table 1:

Table 1  Loan Portfolio Composition
Amounts in thousands of dollars       September 30,       December 31,        September 30,
                                               1996               1995                 1995
Commercial & Industrial Loans              $262,914   54%     $243,343   61%       $239,768   62%
Real Estate Loans:
    Commercial                              126,121    26       90,648    23         81,523    21
    Mortgages                                24,912     5        9,400     2          8,621     2
    Construction                             31,339     7       16,933     4         15,857     4
Total Real Estate Loans                     182,372    38      116,981    29        106,001    27
Other loans                                  40,309     8       41,525    10         42,527    11
Total loans net of unearned fees           $485,595  100%     $401,849  100%       $388,296  100%



Table 1a Loan Portfolio Maturities
(in thousands)
                               Remaining Maturity
                                    Within    After One        After
                                       One   but Within         Five
                                      Year   Five Years        Years        Total
Commercial & Industrial Loans     $126,691      $85,446      $50,777     $262,914
Real Estate loans                  105,556       49,867       26,949      182,372
Other loans                         30,720        5,445        4,144       40,309
Total loans                       $262,967     $140,758      $81,870     $485,595
Loans due after one year with
predetermined interest rates                    $67,769      $46,582
Loans due after one year with                    72,989       35,288
floating or adjustable rates
                                               $140,758      $81,870

Table 1a above summarizes the maturities of the loan portfolio based upon the contractual terms of the loans. The Bank does not automatically rollover any loans at maturity. Maturing loans are subject to the Bank's normal credit approval process in order to establish a new maturity date.

Monitoring and controlling the Bank's allowance for loan losses is a continuous process. All loans are assigned a risk grade, as defined by credit policies, at origination and are monitored to identify changing circumstances that could modify their inherent risks. These classifications are one of the criteria considered in determining the adequacy of the allowance for loan losses.

The amount and composition of the allowance for loan losses is as follows:

Table 2  Allocation of Allowance for Loan Losses
Amounts in thousands of dollars              September 30,   December 31,  September 30,
                                                      1996           1995           1995
Commercial & Industrial Loans(1)                   $11,448         $9,167         $8,438
Real estate loans - Construction Loans                 532            256          1,047
Real estate loans - other                              423            221              0
Installment and other loans                            586             63             72
Unfunded commitments and letters of credit             561            336            496
Total Allowance for loan losses                    $13,550        $10,043        $10,053
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

During the third quarter of 1996, the Bank had net charge offs of $2 million, and $3.7 million for the nine months ended September 30, 1996. This compares with $ 1.2 million for the three and nine month periods ending September 30,
1995.   Charge offs for the current year include the impact of the Bank's aggressive and disciplined approach to credit management applied to the portfolio acquired in the Corporate Bank transaction.

Activity in the allowance, classified by type of loan, is as follows:

Table 3   Analysis of the Changes in the Allowance for Loan Loss
Amounts in thousands of dollars                                 For the Periods Ended
                                                     September 30,   December 31,  September 30,
                                                              1996           1995           1995
Balance at January 1                                       $10,043        $10,245        $10,245
Loans charged off:
  Real estate secured loans                                  1,766          1,907          1,290
  Commercial loans secured and unsecured                     2,542          1,247            791
  Loans to individuals, installment and other loans            264            366            228
  Credit cards and related plans                                44             52             18
     Total charge-offs                                       4,616          3,572          2,327
Recoveries of loans previously charged off:
  Real estate secured loans                                    235            535            517
  Commercial loans secured and unsecured                       610            672            542
  Loans to individuals, installment and other loans             21             44             43
  Credit cards and related plans                                 5             19              8
     Total recoveries of loans previously charged              871          1,270          1,110
off
Net charge-off (recovery)                                    3,745          2,302          1,217
Provision for loan losses                                    4,400          2,100          1,025
Allowance of acquired bank                                   2,852              0              0
Balance at end of period                                   $13,550        $10,043        $10,053
Net loan charge-offs (recoveries) as a percentage
of average gross loans outstanding during the                 .81%           .59%            32%
period ended



The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At September 30, 1996, nonperforming loans amounted to $ 2.7 million compared with $4.4 million at December 31, 1995.


Potential problem loans are defined as loans as to which there are serious doubts about the ability of the borrowers to comply with present loan repayment terms. It is the policy of the Bank to place all potential problem loans on nonaccrual status. At September 30, 1996, therefore, the Bank had no potential problem loans other than those disclosed in Table 4 as nonperforming loans.

Table 4:  Nonperforming Assets
Amounts in thousands of dollars                    September 30,   December 31,   September 30,
                                                             1996           1995           1995
 Non accrual loans                                         $2,705         $4,256         $5,384
 Loans 90 days or more past due and still accruing              0            106            232
 Total nonperforming loans                                  2,705          4,362          5,616

 Other real estate owned                                    1,063          4,918          5,643
 Total nonperforming assets                                $3,768         $9,280        $11,259

 Allowance for loan losses as a percent of:
    Nonperforming loans                                       500%           230%           179%
    Nonperforming assets                                       360            108             89
 Nonperforming assets as a percent of total  assets             .5            1.2            1.5
 Nonperforming loans as a percent of total loans                .5            1.1            1.4

Securities

The Securities Held to Maturity portfolio totaled $148 million at September 30, 1996, compared with $80 million at year-end 1995. Included in the Held to Maturity portfolio at September 30, 1996 is approximately $65 million in commercial paper. The Bank has invested in high quality, short term commercial paper as a diversification from Federal Funds sold. Commercial paper held is less than six months in maturity, and is rated A1/P1 by Standard and Poors. At September 30, 1996, there were unrealized losses of $676 thousand and unrealized gains of $121 thousand in the Securities Held to Maturity portfolio.

The Securities Available for Sale portfolio totaled $ 88 million at September 30, 1996 compared with $127 million in investments being included in this category at December 31, 1995. The investment portfolio of the Corporate Bank, acquired in January, 1996, was classified as available for sale at the purchase date. The securities acquired in this transaction may be sold as needed to match the investment strategies and balance sheet needs of the Bank. The September 30. 1996 balance had a $67 thousand net unrealized gain, compared with a net unrealized gain of $ 1.1 million at December 31, 1995.

In the first three quarters of 1996, the Bank realized a gains of $114 thousand on the sale of securities available for sale. Gains realized for the comparable period of 1995 totaled $46 thousand.

Additional information concerning securities is provided in the footnotes to the accompanying financial statements.

Other Real Estate Owned

There was $1.1 million of Other Real Estate Owned on the Bank's balance sheet at September 30, 1996, compared with $ 4.9 million and $5.6 million at December 31, 1995 and September 30, 1995, respectively. The Bank's policy is to carry properties acquired in foreclosure at fair value less estimated selling costs, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against a valuation allowance for other real estate owned, created by charging a provision to other operating expenses. During the third quarter of 1996, the Bank recorded losses on real estate owned of $2.6 million, which brought year to date losses to $3.2 million. This compares with $.6 million in losses recorded for the nine months ended September 30, 1995.

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

From time to time the Bank may experience liquidity shortfalls ranging from one to several days. In these instances, the Bank will either purchase federal funds, and/or sell securities under repurchase agreements. These actions are intended to bridge mismatches between funding sources and requirements, and are designed to maintain the minimum required balances. Borrowings under repurchase agreements and fed funds purchased have averaged less than $1 million during 1996. Balances borrowed were primarily the result of periodic tests by the Bank of available borrowing arrangements, and securities repurchase agreements to accommodate customer needs.

As a part of the process of managing current liquidity and interest rate risk in the balance sheet, the Bank maintains a portfolio of certificates of deposit from customers from outside the Bank's normal service area. These out of area deposits are certificates of deposit of $90,000 or greater, that are priced competitively with similar certificates from other financial institutions throughout the country. At September 30, 1996, the Bank had approximately $78 million of these out of area deposits, compared to $83 million at December 31, 1995. The decline in out of area deposits during 1996 has been the result of carefully managing these balances to a lower level, as the acquisition of Corporate Bank and the merger with Home Bank provided additional liquidity. The Bank's experience with raising out of area deposits for the past three years indicates that the balances are quite stable when priced to the current market.

The Bank's portfolio of large certificates of deposit (those of $100 thousand or more), includes both deposits from its base of commercial customers and out of area deposits. At September 30, 1996 this funding source was 11% of average deposits, compared to 10% at December 31, 1995. The Bank had $83 million in certificates of deposit larger than $100 thousand dollars at September 30,1996. The maturity distribution of these deposits is relatively short term, with $60 million maturing within 3 months and $82 million maturing within 12 months.

Table 5   Interest Rate Maturities of Earning Assets and Funding Liabilities at
September 30, 1996

Amounts in thousands of dollars           Amounts
                                      Maturing or
                                     Repricing in

                                                     More Than 3    More Than 6    More Than 9
                                                      Months But     Months But     Months But
                                        Less Than      Less Than      Less Than      Less than      12 Months
                                         3 Months       6 Months       9 Months      12 Months         & Over
Earning Assets
 Gross Loans                             $346,376         $5,313         $9,176        $10,382       $114,351
 Securities                                91,538         12,431         15,472         19,295         97,772
Federal funds sold & other                      0              0              0              0              0
     Total earning assets                $437,914        $17,744        $24,648        $29,677       $212,123
Interest-bearing deposits:
  Now, money market, savings              251,563
  Time certificates of deposit:
    Under $100                             53,097         29,196         21,112         28,505         10,395
     $100 or more                          59,215         12,019          4,495          6,883            804
     Total interest-bearing               363,875         41,213         25,607         35,388         11,199
liabilities
Interest rate sensitivity gap              74,039       (23,469)          (959)        (5,711)        200,924
Cumulative interest rate                   74,039         50,570         49,611         43,900        244,824
sensitivity gap
Off balance sheet financial                     0              0              0              0              0
instruments
Net cumulative gap                        $74,039        $50,570        $49,611        $43,900       $244,824

Adjusted cumulative ratio of rate            1.2%          1.12%          1.12%          1.09%          1.51%
sensitive assets to rate sensitive
liabilities (1)

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

Capital

Total shareholders' equity was $86 million at September 30, 1996, compared to $84 million at year-end 1995. This increase was due to the issuance of stock to acquire Corporate Bank and the exercise of stock options, offset by the net loss for the year and dividends paid. The Company is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1996 and 1995, the Company's capital levels substantially exceeded the "well capitalized" standards, the highest classification established by bank regulators.

Table 7  Capital Ratios
                                                        Regulatory Standards
                              September 30,   December 31,           Well
                                       1996           1995    Capitalized        Minimum
Total Risk Based Capital              13.7%          17.3%          10.0%          8.00%
Tier 1 Risk Based Capital              12.4           16.0            6.0           4.00
Equity to Average Assets                9.7           10.8            5.0           3.00



The Company declared an increase in the quarterly dividend to $.0625 per share payable November 25, 1996 to shareholders of record November 6, 1996. The Company declared and paid cash dividends totaling of $.045 for the quarter ended September 30, 1996, and $.13 per share for the nine months ended September 30, 1996. Dividends paid for the comparable periods of 1995 were $.042 and $.12, respectively. The dividend payout ratio was a negative 30% for the nine month period ended September 30, 1996, compared with 27% for the comparable period of 1995.

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

In February 1996, the Bank conusmmated a deposit purchase agreement with Southern California Bank in which the Bank purchased the deposits of Southern California Bank's Signal Hill office. The deposits purchased in the transaction totaled $1,656 thousand.

On August 9, 1996, the merger between CU Bancorp, parent of California United Bank, and Home Interstate Bancorp, parent of Home Bank, was completed. With the completion of this merger, the Bank is now the eleventh largest independent bank headquartered in Southern California, with twenty two branches in Westwood, the San Gabriel and San Fernando valleys, the South Bay, and Ventura and Orange counties.


Net Interest Income and Interest Rate Risk

Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income was $ 11.4 million for the quarter ended September 30, 1996 compared to $9.8 million for the same period in 1995. The increased margin in 1996 is primarily due to the increased volumes of loans and deposits, due to both the acquisition of Corporate Bank, and the commercial loan growth generated over the past year. Net interest income for the nine months ended September 30, 1996 increased to $33.5 million, from $29.8 million for the comparable period of 1995.


Table 8  Analysis of Changes in Net Interest Income (1)

Amounts in thousands of dollars             Nine months ended September 30,              Nine months ended September 30,
                                                 1996 compared to 1995                        1995 compared to 1994
   Increases(Decreases)                       Volume           Rate         Total         Volume            Rate          Total
Interest Income
   Loans, net                                 $6,422       $(1,216)         $5,206        $3,134         $3,129         $6,263
   Investments                                  (94)          (118)         (212)             608         1,025          1,633
   Federal Funds Sold                           (16)          (198)         (214)           (74)            611            537
    Total interest income                      6,312        (1,532)         4,780           3,668         4,765          8,433
Interest Expense
   Interest-bearing deposits:
     Demand and Savings                          396          (119)           277           (371)            213         (158)
     Time Certificates of deposit:
       Under $100                                912           (18)             894           818             758         1,576
       $100 or more                              154          (290)         (136)          1,758          1,557          3,315
Federal funds purchased / Repos                  (8)                          (8)              8             14             22
Other borrowings                                  53             52           105           (62)           (29)           (91)
    Total interest expense                     1,507          (375)         1,132          2,151          2,513          4,664
    Net interest income                       $4,805       $(1,157)        $3,648          $1,517         $2,252        $3,769

(1) The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.

Yields on earning assets were approximately 8.8% for the nine months ended September 30, 1996, compared to 8.8% yield for the same period of 1995. The decrease in the prime rate from an average of 8.8% to an average of 8.3% in 1996 was offset by an increasing percentage of assets being held in loans.

Rates on interest bearing liabilities resulted in an average cost of funds of 3.7% for the nine months ended September 30, 1996, compared with 3.8% for the comparable period of 1995. The decline in rates on certificates of deposit reflected the lower interest rate environment in 1996.

Expressing net interest income as a percent of average earning assets is referred to as margin. Margin was 6.3% for the year to date in 1996, compared to 6.3 % for the same period in 1995. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. The deposit portfolio of Corporate Bank, which is included in the first quarter 1996 totals, was similar in composition to the Bank's deposits, resulting in very little change in the Bank's margin.

Table 9  Average Balance Sheets and Analysis of Net Interest Income
                                                       Nine months ended                      Nine months ended
Amounts in thousands of dollars                       September 30, 1996                     September 30, 1995
                                                   Interest       Annual                  Interest       Annual
                                                  Income or     Yield or                 Income or     Yield or
                                       Balance      Expense         Rate      Balance      Expense         Rate
Interest Earning Assets
 Loans, Net                           $451,467      $35,849       10.59%     $371,070      $30,643       11.01%
 Investments                           213,896        9,049         5.64      216,207        9,266         5.71
 Certificates of Deposit
  in other banks                           201            8         5.30           93            3         4.30
 Federal Funds Sold                     41,479        1,609         5.17       41,854        1,823         5.81
 Total Earning Assets                  707,043       46,515         8.77      629,224       41,735         8.86
Non Earning Assets
  Cash & Due From Banks                 70,735                                 61,870
  Other Assets                          39,264                                 35,193
Total Assets                          $817,042                               $726,287
Interest-bearing Liabilities
  Demand and savings                  $246,687       $4,226        2.28%     $223,719       $3,949        2.35%
Time Certificates of Deposits
  Less Than $100                        75,239        3,206         5.68      136,635        2,312         5.73
  More Than $100                       140,553        5,325         5.05       53,833        5,461         5.33
Fed Funds Purchased/Repos                  420           19         6.03          592           27         6.08
Total interest-bearing                 462,899       12,776         3.68      414,779       11,749         3.78
Noninterest-bearing Deposits           248,349                                221,697
Total Deposits                         711,248       12,776         2.40      636,476       11,749         2.46
Other Borrowings                         4,878          238         7.33        3,797          163         5.72
Total Funding Liabilities              716,126       13,044         2.43      640,273       11,912         2.48
Other Liabilities                       10,284                                  7,870
Shareholders' Equity                    90,632                                 78,144
Total Liabilities and                 $817,042                               $726,287
Shareholders' Equity
Net Interest Income                                 $33,471        6.31%                  $29,823,        6.32%
Shareholders' Equity to Total           11.09%                                 10,76%
Assets


Other Operating Income

Total non interest income was $1.7 million and $5.6 million for the three and nine month periods ended September 30, 1996, and $1.8 million and $5.6 million for the comparable periods of 1995. Service charges and other fees have increased in 1996, reflecting the acquisition of Corporate Bank and growth in the deposit portfolios. These increases in 1996 offset gains on sales of servicing and other real estate owned that occurred in 1995.

The Bank reported no gains on sale of servicing during 1996. The Bank reported a gain of $383 thousand in the first nine months of 1995 on the sale of mortgage servicing rights, representing final settlement payments received related to
open issues on servicing sales from prior quarters.   No servicing sales have
been made in 1996, and no further servicing rights are owned at September 30, 1996. Gains on the sale of real estate owned totaled $139 thousand for the three and nine month periods ended September 30, 1995, with no net gains being recorded in 1996.

Operating income for the first quarter of 1996 includes a gain of $114 thousand on the sale of available for sale securities. This compared with a gain of $46 thousand for the nine months ended September 30, 1995. No securities gains were realized in the current quarter of 1996.


Operating Expense

Total operating expenses for the Bank were $ 17.0 million for the quarter ended September 30, 1996 , compared to $ 8.6 million for the same period in 1995. Included in the current quarter's totals is $ 7.5 million in non-recurring expenses that arose due to the completion of the merger between Home Interstate Bancorp and CU Bancorp. Severance and compensation payments due to the change in control totaled $1.2 million for the quarter. Reserves for losses on other real estate owned were $2.6 million, reflecting the combined Bank's intent to aggressively manage and conservatively value all real estate owned. An additional $3.7 million in other operating expense were incurred in the current quarter for direct merger expenses and costs of systems conversions.

Excluding the effect of the non-recurring expenses discussed above, total operating expenses for the three and nine month periods ending September 30, 1996 would have been $9.5 million and $29.1 million, respectively. The increase from $8.6 million and $26.6 million for the three and nine month periods ended September 30, 1995 relate primarily to the additional staff and facilities acquired in the Corporate Bank transaction.



Provision for Loan Losses

The Bank has made a provision for loan losses of $4.1 million in the third quarter of 1996, for a total of $4.4 million for the year. In 1995, the Bank had provided $100 thousand in the third quarter, and $1.0 million for the nine months year to date. The increased provision in 1996 was the result of combining the valuation reserve methodologies of California United Bank and Home Bank, as well as reflecting the ongoing intent of the merged bank to manage potential problems in the portfolio aggressively and maintain conservative standards for valuation.


Legal and Regulatory Matters

In the normal course of business, the Bank occasionally becomes party to litigation. In the opinion of management, the Bank believes that pending or threatened litigation involving the Bank will have no material adverse effect on its financial condition or results of operations.

As a registered bank holding company, and a California state chartered bank, the Company and the Bank are subject to supervision and regulation by the Federal Reserve Board, the Superintendent of Banks of the State of California and the Federal Deposit Insurance Corporation, among others. Regulatory issues have not had a significant impact on the Bank's operations for the past three years, apart from the normal ongoing process of monitoring compliance with relevant federal and state law. Management remains committed to maintaining a positive and proactive relationship with its primary regulators.

                                                              Consolidated
  Statements of Financial Condition
                                                                          CU
  Bancorp and Subsidiary


                                                                        September 30,   December 31,
Amounts in thousands of dollars, except share data                               1996           1995
Assets
Cash and due from banks                                                       $84,329        $67,173
Federal funds sold                                                                  0         47,100
  Total cash and cash equivalents                                              84,329        114,273

Securities held to maturity (Market value of $147,742 and $80,293 at          148,317         79,866
September 30, 1996 and December  31, 1995, respectively)
Securities available for sale, at market value                                 88,191        127,100
      Total Securities                                                        236,508        206,966
Loans, (Net of allowance for loan losses of $13,550 and  $10,043 at
September 30, 1996 and December 31, 1995, respectively)                     472,047        391,806
Premises and equipment, net                                                    16,558         15,476
Other real estate owned                                                         1,063          4,918
Accrued interest receivable and other assets                                   24,821         15,661
Total Assets                                                                 $835,326       $749,100

Liabilities and Shareholders' equity
Deposits:
  Demand, non-interest bearing                                               $253,905       $226,307
        Savings and interest bearing demand                                   251,563        227,304
  Time deposits under $100                                                    142,304        135,693
  Time deposits of $100 or more                                                83,414         63,237
      Total deposits                                                          731,186        653,541

Accrued interest payable and other liabilities                                 17,922         11,137
  Total liabilities                                                           749,108        664,678
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
    Authorized -- 10,000,000 shares
    No shares issued or outstanding in 1996 or 1995                               ---            ---
  Common stock, no par value:
    Authorized - 24,000,000 shares
    Issued and outstanding - 11,267,010 in 1996, and 10,592,125 in 1995        75,347         70,123


Retained earnings                                                              10,830         13,818
Unrealized gain on securities available for sale, net of taxes                     41            663
Unearned Compensation                                                               0          (182)
Total Shareholders' equity                                                     86,218         84,422
Total liabilities and shareholders' equity                                   $835,326       $749,100
The accompanying notes are an integral part of these consolidated statements.

  Consolidated Statements of Income                             CU Bancorp and
  Subsidiary

                                                      For the three months ended           For the nine months
                                                                 September 30,           ended September 30,
Amounts in thousands of dollars, except per share           1996           1995           1996           1995
data


Revenue from earning assets:
    Interest and fees on loans                           $12,107        $10,309        $35,849        $30,643
    Interest on investment securities                      3,235          2,902          9,057          9,269
    Interest on federal funds sold                           588            720          1,609          1,823
   Total revenue from earning assets                      15,899         13,931         46,515         41,735
Cost of funds:
 Interest on savings and interest bearing demand           1,460          1,317          4,226          3,949
 Interest on time deposits under $100                      1,874          1,943          5,325          5,461
 Interest on time deposits of $100 or more                 1,046            840          3,206          2,312
 Interest on other borrowings                                 80             60            287            190
   Total cost of funds                                     4,460          4,160         13,044         11,912

  Net revenue from earning assets before                  11,439          9,771         33,471         29,823
provision for loan losses
Provision for loan losses                                  4,050            100          4,400          1,025
  Net revenue from earning assets                          7,389          9,671         29,071         28,798
Other operating revenue:
    Service charges and other fees                         1,303          1,025          3,975          3,017
Gain on sale of mortgage servicing portfolio                                 0              0            383
    Gain on other real estate owned                                        139              0            139
    Gain on sale of securities available for sale
(before taxes of $47 in 1996 and $19 in 1995)                  0              4            114             46
    Other operating revenue                                  445            651          1,532          1,984
   Total other operating revenue                           1,748          1,819          5,621          5,569
Other operating expenses:
 Salaries and related benefits                             5,905          4,347         15,614         13,063
    Occupancy expense                                      2,233            763          4,934          2,272
 Other operating expenses                                  8,842          3,511         16,088         11,288
   Total operating expenses                               16,980          8,621         36,636         26,623
Income before provision for income taxes                 (7,843)          2,869        (1,944)          7,744
Provision for  income taxes                              (2,725)          1,159          (177)          3.036
Net income                                              $(5,118)         $1,710       $(1,767)         $4,708

Earnings per common and equivalent share                  $(.44)          $0.16         $(.15)          $0.44
The accompanying notes are an integral part of
these consolidated financial statements.

  Consolidated Statements of Cash Flows          CU Bancorp and Subsidiary

Amounts in thousands of dollars                             For the nine months
                                                                ended September 30,
                                                                 1996           1995

Cash flows from operating activities
Net income                                                   $(1,767)         $4,708
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for depreciation and amortization                     1,060          1,073
Provision for losses on loans                                   4,400          1,025
Provision (benefit) of deferred taxes                           (526)            690
Goodwill amortization                                             494            342
(Increase)/decrease in other assets                           (4,685)        (7,913)
Increase/(decrease) in other liabilities                        1,774        (2,555)
(Increase)/decrease in accrued interest receivable                844            978
Amortization of deferred loan fees and costs                    (951)          (637)
Amortization of deferred compensation                             185              0
Net gain on sale of securities                                  (114)           (46)
Net (gain) loss on sale of premises, furniture and                  0             26
equipment
Net gain loss on real estate owned                                783            564
Increase/(decrease) in accrued interest payable                   166            344
Net amortization of (discount)/premium on investment            1,444          1,610
securities
   Total adjustments                                            4,874        (4,499)
   Net cash provided by operating activities                    3,107            209

Cash flows from investing activities
Proceeds from investment securities sold or matured            22,417         64,677
Purchase of investment securities                            (49,771)       (23,793)
Purchase of business                                           18,316              0
Proceeds from sale of real estate owned                         2,779          2,668
Proceeds from sale of premises, furniture and                       0             11
equipment
Net (increase)/decrease in loans                             (38,183)       (15,626)
Purchases of premises and equipment, net                      (1,799)        (2,288)
   Net cash provided (used in) by investing activities       (46,241)         25,649

Cash flows from financing activities
Net increase/(decrease) in demand and savings deposits          (808)       (47,168)
Net increase/(decrease) in time certificates of                14,662         33,303
deposit
Net increase/ (decrease)  in securities sold under                             (100)
agreements to repurchase
Proceeds from exercise of stock options and director              458            601
warrants
Cash dividend paid                                            (1,221)        (1,567)
   Net cash provided (used) by financing activities            13,091        (14,931
Net increase (decrease) in cash and cash equivalents         (30,043)         10,927
Cash and cash equivalents at beginning of year                114,273        104,393
Cash and cash equivalents at end of year                      $84,230       $115,320

Supplemental disclosure of cash flow information
Cash paid during the year:
 Interest                                                     $12,878        $11,568
 Taxes                                                          2,635          2,845
Supplemental disclosure of noncash investing
activities:
 Loans transferred to OREO                                        890          6,700

The accompanying notes are an integral part of these consolidated statements

                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                    UNAUDITED



Note A.  BASIS OF PRESENTATION

The accounting and reporting policies of CU Bancorp ("the Company") and its wholly owned subsidiary, California United Bank, ("the Bank"), are prepared in accordance with generally accepted accounting principles used in the banking industry. All material inter company balances have been eliminated and all material interim period adjustments which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations, and cash flow have been made. All interim period adjustments that have been made have been of a normal and recurring nature.


Note B.  EARNINGS PER SHARE

Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented, except when the effect of the latter would be anti-dilutive. Weighted average shares outstanding for the three month and nine month periods ended September 30, 1996 were 11,587,703 and 11,524,060, compared with 10,669,361 and 10,656,361 for the comparable periods of 1995.


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

The Bank has $ 88 million in securities classified as "Available for sale", indicating the willingness to sell these securities under certain conditions. These securities are carried at current market value with unrealized gains or losses not recognized as current income but reported as an increase or decrease to capital in the statements of financial condition and in the statements of shareholders' equity.
The following tables set forth the book value and market value, of investment securities at September 30, 1996.
A summary of Securities Held to Maturity at September 30, 1996 is as follows:

Held  To Maturity                                              Gross          Gross
                                                 Book     Unrealized     Unrealized         Market
                                                Value          Gains         Losses          Value


U.S. Treasury securities                        $67,999           $114           $505        $67,608
Commercial Paper                                 64,717              0              0         64,717
U.S. Government Agency Securities                 8,267              2             70          8,199
Corporate Bonds                                     551                             3            548
Municipal Securities                              6,783              5             98          6,690
Total  portfolio                               $148,317           $121           $676       $147,762



A summary of Securities Available for Sale for September 30, 1996 is as follows:

Available  For Sale                                    Gross          Gross
                                    Amortized     Unrealized     Unrealized         Market
                                         Cost          Gains         Losses          Value

U.S. Treasury securities              $50,507         $ 198         $  220        $50,705
U.S. Agency securities                 19,017            40            109         18,948
Corporate Bonds                        13,480            32             70         13,442
Federal Reserve stock                   1,151             1                         1,151
Municipal securities                    3,969            44             68          3,945
Total portfolio                       $88,124         $ 336         $  269        $88,191


At  September 30, 1996, investment securities with a book value of $  55 million
were  pledged   to secure court deposits and for other purposes as  required  or permitted by law.


Note D.  PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.


Note E.  OTHER REAL ESTATE OWNED

Real estate owned, acquired either through foreclosure or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair market value. When acquired, any excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to operation expenses in the periods that they become known. There was $ 1.1 million of other real estate owned as of September 30, 1996. There was $5.6 and $ 4.9 million of other real estate owned as of September 30, 1995 and December 31, 1995.


Note F.  INCOME TAXES

Effective January 1, 1993, the Bank implemented the provisions of Financial Accounting Standards (SFAS) No. 16

109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Note G.  LOANS

Loans are carried at face amount, less payments collected, allowance for loan losses, and unamortized deferred fees. Interest on loans is accrued monthly on a simple interest basis. The general policy of the Bank is to discontinue the accrual of interest and transfer loans to nonaccrual (cash basis) status where reasonable doubt exists with respect to the timely collection of such interest. Payments on nonaccrual loans are accounted for using a cost recovery method.

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

At September 30, 1996, the Bank had $ 2.7 million in impaired loans, against
which a loss allowance of $850    thousand has been provided.  The recorded
investment in all impaired loans has been calculated based on the present value of expected cash flows discounted at the loan's effective interest rate. All impaired loans are included in nonaccrual status, and as such no interest income is recognized. For the third quarter of 1996 and the nine months ended September 30, 1996, the Bank had an average investment in impaired loans of approximately $3.5 million.




Note H. Mergers and Acquisitions

On August 9, 1996, Home Interstate Bancorp, the holding company of Home Bank, was merged into CU Bancorp, the holding company of California United Bank. Each share of Home Interstate Stock was converted into 1.409 shares of CU Bancorp stock. Simultaneously with the merger of the two holding companies, California United Bank was merged into Home Bank, with the surviving Bank being renamed California United Bank. The merger of the two holding companies was accomplished in an all stock transaction, except for the effect of fractional shares, and has been accounted for using the pooling-of-interests method. A total of 5,955,000 shares of CU Bancorp stock were issued in this transaction.

Using the pooling-of-interests method of accounting, the assets, liabilities, equity and results of operations for all prior periods have been restated to include CU Bancorp and Home Interstate Bancorp as if they had been combined from the beginning of the earliest period presented. There were no intercompany eliminations or adjustments for accounting changes that were required in presenting the combined history for the two companies. Revenues and earnings of the two separate companies, relating to prior to the merger date of August 9, 1996, that are included in the combined income statements are as follows:


                                         CU Bancorp        Home
                                                        Interstate
                                                          Bancorp
Six months ended June 30, 1996:
   Net interest income                          $9,762        $12,270
   Net income                                    1,360         1,991


Nine months ended September 30, 1995
   Net interest income                         $11,447       $18,376
   Net income                                    2,113         2,595




On January 12, 1996, the  Company completed the acquisition of Corporate Bank, a
Santa Ana, California based commercial bank.    The acquisition was accounted
for as a purchase. The Company issued 649 thousand shares of common stock, and paid $1.7 million in cash, for a total purchase price of $6.5 million. The acquired operations of Corporate Bank have been included in the Statement of Income from the acquisition date of January 12, 1996. The Company's income for the first nine months of 1996 would not have been materially different if the combination had been completed as of January 1, 1996. The pro forma results of operations for the nine months of 1995, had the acquisition been completed on January 1, 1995, would have been as follows:

Net interest income                                      $33,375
Income before provision for income taxes                   7,499
Net income                                                 4,488
Earnings per common and equivalent share                   $ .40



The fair value of assets acquired from Corporate Bank was $72.7 million, with liabilities assumed of $68.6 million. Cash and cash equivalents acquired, net of cash paid, totaled $20 million. Goodwill of $2.4 million generated by the purchase transaction is being amortized on a straight line basis over a ten year period.



Note I.  RECLASSIFICATIONS

Certain items have been reclassified in the prior period financial statements presented herein, in order to conform to classifications followed for September 30, 1996.


Note J.  LEGAL MATTERS

In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, the Bank believes that pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations. Until third quarter 1995, the Bank was a defendant in multiple lawsuits related to the failure of two real estate investment companies, Property Mortgage Company, Inc., ("PMC") and S.L.G.H., Inc. ("SLGH"). The lawsuits, consisted of a federal action by investors in PMC and SLGH (the "Federal Investor Action"), at least three state court actions by groups of Investors (the "State Investor Actions"), and an action filed by the Resolution Agent for the combined and reorganized bankruptcy estate of PMC and SLGH (the "Neilson" Action). An additional action was filed by an individual investor and his related pension and profit sharing plans (the "Individual Investor Action"). Other defendants in these multiple actions and in related 18 actions include financial institutions, title companies, professionals, business entities and individuals, including the principals of PMC and SLGH. The Bank was a depository bank for PMC, SLGH and related companies and was a lender to certain principals of PMC and SLGH ("Individual Loans"). Plaintiffs alleged that PMC/SLGH was or purported to be engaged in the business of raising money from investors by the sale and issuance of interests in loans evidenced by promissory notes secured by real property. Plaintiffs alleged that false representations were made, and the investment merely constituted a "Ponzi" scheme. Other charges related to the Bank's conduct with regard to the depository accounts, the lending relationship with the principals and certain collateral taken , pledged by PMC and SLGH in conjunction with the Individual Loans. The lawsuits alleged inter alia violations of federal and state securities laws, fraud, negligence, breach of fiduciary duty, and conversion as well as conspiracy and aiding and abetting counts with regard to these violations. The Bank denied all allegations of wrongdoing. Damages in excess of $100 million were alleged, and compensatory and punitive damages were sought generally against all defendants, although no specific damages were prayed for with regard to the Bank. A former officer and director of the Bank was also been named as a defendant.

The Bank has settled with the representatives of the various plaintiffs, with the dismissal of all of the above referenced cases, with prejudice, against the Bank, its officers and directors, with the exception of the officer/ director previously named. In connection with the settlement, the Bank released its security interest in certain disputed collateral and cash proceeds thereof, which the Bank received from PMC, SLGH, or the principals, in connection with the Individual Loans. This collateral had been a subject of dispute in the Neilson Action, with both the Bank and the representatives of PMC/SLGH asserting the right to such collateral. All the Individual Loans have been charged off. The Bank also made a cash payment t0 the Plaintiffs in connection with the settlement. The effect of this settlement on CU Bancorp or the Bank's financial statements was immaterial. In connection with the settlement the Bank assigned its rights, if any, under various insurance policies, to the Plaintiffs. The settlement does not resolve the claims asserted against the officer/director. At this time the only viable claims which remain against the former director/employee are claims of negligence in connection with certain depository relationships with PMC/SLGH. As of May 10, 1996, the Bank and the Insurer orally agreed that the Insurer would assume all future costs of defense of the former director/employee, and would repay the Bank $75,000 for certain of the prior costs expended. The agreement has not yet been finalized due to the pendancy of a global resolution of all matters relative to these plaintiffs and defendants. Such a settlement is subject to a number of contingencies and approvals.

                        SIGNATURES




    Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          CU BANCORP
                                              November 13, 1996




                                        By:___________________
                                            Patrick Hartman
                                            Chief Financial Officer

Part II - Other Information



Item 1.  Legal Proceedings

     Please refer to Note J , on page 18 above, for a discussion of legal and matters.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Matters

Item 6.  Exhibits and Filings on Form 8-K

  (a) Exhibits:
    (10)    Material Contracts


   (b) Reports on Form 8-K:     Form 8-K, Item 2, Acquisition or Disposition  of
Assets, was filed August 23, 1996 concerning the merger between CU Bancorp and Home Interstate Bancorp.