Form 10-K
period 1996-12-31
CU BANCORP
filed 1997-03-31
CIK 356050

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                 For the fiscal year ended December 31, 1996.
                                            OR
 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

         For the transition period from ____________ to ____________.

                        Commission file number 0-11008

                                  CU BANCORP
                                  ----------
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

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                      ---   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:

                                  $156,332,808

                          Common Stock, no par value -
                          ----------------------------
The number of shares outstanding of the issuer's classes of common stock as of
                               February 28, 1997:

                  Common Stock, no par value 11,359,969 shares
                  --------------------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE -- NONE


                        This document contains __ pages.

                               TABLE OF CONTENTS

       Item
Part   Number     Item                                              Page
----   ------     ----                                              ----
I      1.         Business                                           3

I      2.         Properties                                        21

I      3.         Legal Proceedings                                 23

I      4.         Submission of Matters to a Vote of Security
                  Holders                                           23

II     5.         Market for the Company's Common Stock and
                  Related Stockholder Matters                       24

II     6.         Selected Financial Data                           25

II     7.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     26

II     8.         Financial Statements and Supplementary Data       37

II     9.         Changes in and Disagreements with Accountant on
                  Accounting and Financial Disclosure               62

III    10.        Directors and Executive Officers of the Company   63

III    11.        Executive Compensation                            67

III    12.        Security Ownership of Certain Beneficial Owners
                  and Management                                    83

III    13.        Certain Relationships and Related Transactions    87

IV     14.        Exhibits, Financial Statements, Schedules and
                  Reports on Form 8-K                               88

                                     PART 1

Item 1.     BUSINESS

            General Development of Business

            CU Bancorp (the "Company") was incorporated under the laws of the State of California on September 3, 1981 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company does not conduct any activities other than in connection with its ownership of California United Bank, a California state chartered bank (the "Bank"), which is CU Bancorp's sole subsidiary.

            At December 31, 1995, CU Bancorp's sole subsidiary was California United Bank, National Association ("CUBNA"), a national banking association. On January 12, 1996, CUBNA merged with Corporate Bank, a California state chartered bank, with CUBNA as the surviving association. On August 9, 1996, the Company merged with Home Interstate Bancorp, with CU Bancorp being the surviving corporation. At the same time, CUBNA merged with and into Home Bank, a California state charted bank and a wholly owned subsidiary of Home Interstate Bancorp, with Home Bank being the surviving corporation, under the name of California United Bank.

            The Bank was founded in February 1950 and was licensed by the California State Banking department and commenced operations as a state chartered bank on October 28, 1950. The Bank is a member of the Federal Reserve System and its deposits are insured up to the maximum extent permitted by law. The Bank provides an extensive range of commercial and individual banking services.

            Recent Developments

            On February 24, 1997, CU Bancorp announced the execution of an Agreement and Plan of Reorganization, between the Company and Bancorp Hawaii, Inc., (parent of Bank of Hawaii) pursuant to which the Company would be merged with and into Bancorp Hawaii, Inc. ("BOH"). Pursuant to the Agreement, each share of the Company's Common Stock would be converted into either: (i) $15.34 in cash or (ii) the equivalent in BOH Common Stock, subject to certain adjustments. The amount of BOH Common Stock paid to the Company's shareholders will not be less than 60% nor more than 80% of the total consideration. The transaction is subject to the approval of the Company's shareholders and regulatory approvals. It is expected that the Bank will thereafter operate as a subsidiary of BOH, under substantially the same management.

      DESCRIPTION OF BUSINESS

            General Banking Business

      The Bank delivers a mix of banking products and services to middle market businesses, the entertainment industry, real estate developers and individuals from 21 offices located in Ventura County, the San Fernando Valley, West Los Angeles, the San Gabriel Valley, the South Bay and Orange County areas of the Greater Los Angeles/Orange County Metropolitan area.

            Commercial Banking Business

      The Bank offers lending, deposit, accounts receivable financing, letters of credit, cash management, Small Business Administration ("SBA") guaranteed loans, international trade and investment services. These services are generally offered to businesses, professionals, the entertainment industry and high net worth individuals. They are also offered to owners, officers and employees of the Bank's business customers, and customers of accounting and business management firms with which the Bank regularly does business.

      The Entertainment Division specializes in meeting the banking needs of Southern California's entertainment and media industry, including motion picture and television financing, record labels, talent agencies, business managers, commercial houses and a variety of other related business activities.

      The Private Banking division specializes in meeting the special, individualized needs of high net worth individuals and their businesses. Together, the Entertainment and Private Banking divisions have developed certain specialty products aimed at the entertainment industry and related individuals as well as other high net worth individuals.

      The SBA division offers financing alternatives to businesses in the Bank's market. This division offers both long-term and short-term credit products, as well as real estate related financing products.

      The International Trade Services Group offers a broad range of services to support the import/export activities of customers. The division has direct correspondent relationships with major overseas banks, providing business customers with a broad international reach. The division can facilitate a wide variety of international banking transactions, including letters of credit, short term trade related financing, domestic and foreign collections, wire transfers, standby commitments and government assisted programs.

      An Investment Division was created by the Bank during 1996 to offer the Bank's customers a range of non-deposit investment products. These services are offered to individual, corporate and other investors. These products are not FDIC insured. Within this division, the Bank offers sophisticated investment and cash management services. Investment products are offered through Linsco/Private Ledger Corporation, a member of the National Association of Securities Dealers and the Securities Investors Protection Corporation. Linsco Private Ledger is a separate company not affiliated with the Bank. The products offered are not FDIC insured, are not the obligations of the Bank or the Company and are not endorsed, recommended or guaranteed by the Bank or the Company. Products offered are not proprietary to the Bank or the Company.

      A Business Banking division was recently established by the Bank to deal with the special needs of business smaller than those typically served by the Commercial Banking division. This group will offer highly competitive services, with accelerated decision making for targeted types of sizes of business entities.

            Real Estate Banking Business

      The Bank originates construction and mini-permanent real estate loans and a variety of other real estate loans. The primary focus of the Bank's real estate construction activity is to provide short term loans (less than one year) to local individuals and developers for the construction of entry level single family residences, light industrial buildings and small commercial developments in the Bank's primary service areas. The Bank offers SBA real estate lending products. The Bank also provides limited short term real estate financing to individuals and corporations. The Bank further offers home improvement and real estate equity loans to individuals.

            Retail Banking Business

      The Bank also offers a wide range of banking services to individuals. These services include personal checking accounts, interest-bearing negotiable orders of withdrawal ("NOW") accounts and savings accounts and time certificates of deposit. The Bank offers a variety of special banking and financial services to its individual customers which include telephone transfers between accounts, travelers' checks money orders safe deposit boxes, discount stock brokerage and notary services. The Bank acts as a merchant depository for cardholder drafts. The Bank also has walk-up, drive through and ATM facilities with extended hours for customers' convenience. Services of the Investment Division are also available to individual customers.

            Deposit Activities

      The Bank attracts customers and deposits by offering a personalized approach and a high degree of service. The key to the Bank's deposit generation is personal contacts and services rather than rate competition. A significant portion of its business is with business customers who conduct substantially all of their banking business with the Bank. Most of the Bank's deposits are obtained from small and medium sized businesses, and from professionals and individuals.

      Either alone or in concert with correspondent banks, the Bank offers a wide variety of deposit services to its customers. Management believes that its current and prospective customers favorably respond to the individualized tailored banking services that the Bank provides. Deposit services, which the Bank offers, include personal and business checking accounts and savings accounts, insured money market deposit accounts, NOW accounts, and time certificates of deposit, along with IRA and Keogh accounts. The Bank offers sophisticated on line banking capabilities to customers through its electronic banking programs. The Bank has not requested and does not have regulatory approval to offer trust services; nor does it have any present intention to seek such approval. The Bank has made arrangements with a number of trust companies to refer prospective customers, in connection with such referrals, the Bank may receive a referral fee.

      Continued development of a diversified deposit base is the Bank's highest priority. Time and demand deposits are actively solicited by the directors, officers and employees of the Bank. The executive and senior officers of the Bank have had substantial experience in soliciting bank deposits and in serving the comprehensive banking needs of small and mid-size businesses.

            Lending Activities

      The Bank's lending activities are concentrated in four primary areas, commercial and industrial loans, real estate construction loans, other real estate loans and installment loans. At December 31, 1996, these four categories accounted for approximately 55%, 5%, 31% and 9%, respectively of the Bank's loan portfolio. See "Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of the Company."

            Offices

      During most of 1996, CUBNA serviced the commercial banking business from seven offices including: its head office at 16030 Ventura Boulevard, in Encino, California 91436, a suburb of Los Angeles; an office in West Los Angeles, located at 10880 Wilshire Boulevard, Los Angeles California 90024, in the Westwood commercial and retail district; a Ventura County (Camarillo) Regional Office; a South Bay Regional Office in Gardena, California; a San Gabriel Valley Regional Office, located in City of Industry, which serves the San Gabriel Valley and northern Orange County; and two additional offices serving the Orange County area, in Santa Ana and Anaheim.

      During 1996, Home Bank operated from fifteen (15) branch locations in Signal Hill, Brea, Fountain Valley, Hacienda Heights, Irvine, Lomita, Los Alamitos, Lynwood, Manhattan Beach, Paramount, Redondo Beach, San Pedro (2), Torrance and Westminster.

      As a result of the merger with Home Bank in August 1996, the Bank operated from 22 locations, the seven CUBNA branches and the fifteen Home Bank branches. The Fountain Valley location was closed in December 1996.

            Historical Regulatory Matters

      In 1992, CUBNA and CU Bancorp both consented to agreements with their primary regulators, a Formal Agreement with the OCC and a Memorandum of Understanding with the Federal Reserve Bank of San Francisco. In June of 1992, a new management team replaced substantially all of prior management. In November of 1993, following the first OCC examination subsequent to new management's implementation of internal controls and other new management techniques, the OCC released CUBNA from the Formal Agreement and later that same month the Federal Reserve Bank of San Francisco determined that CU Bancorp had met all the requirements of the Memorandum of Understanding and terminated that document.

      As a result of an examination of Home Bank completed by the FDIC in the fourth quarter of 1992, the FDIC and Home Bank agreed to enter into an informal agreement in the form of a Memorandum of Understanding, effective March 1993. Pursuant to the Memorandum of Understanding, Home Bank, among other things, agreed to maintain a minimum ratio of Tier 1 Capital to Total Average Assets of 7.5%. Additionally, with regard to the other items which were required under the Memorandum of Understanding, Home Bank undertook steps to implement certain actions or restrictions with respect to its lending and dividend activities and to adopt or revise certain internal policies and procedures. The FDIC released Home Bank from the Memorandum of Understanding on February 9, 1994.

      The Bank's capital ratios, as of December 31, 1996, are in excess of all minimums imposed by law and regulation and are within the range within which banks are usually designated as "well capitalized". For further information see Notes to Consolidated Financial Statements.

            Mortgage Banking

      In November 1993, CUBNA sold the origination portion of its mortgage banking division to Republic Bancorp of Ann Arbor Michigan. CUBNA retained the mortgage servicing portfolio after the sale of the division. At December 31, 1995 substantially all of the mortgage loan servicing portfolio had been sold. See Management's Discussion and Analysis for further information relative to sale of loans.

            Customers and Business Concentration

      The Bank believes that there is no single customer whose loss would have a material adverse effect on the Bank. To account for seasonal and economic variations, the Bank has taken a number of steps to insure liquidity. See discussion regarding business concentrations in both lending and deposit activities, in the Management's Discussion and Analysis.

            Competition

      The Company does not conduct any business unrelated to the business of the Bank and thus is affected by competition only in the banking and financial services industry.

      The Bank's primary banking market area consists of the San Fernando Valley, Beverly Hills, West Los Angeles, the South Bay and metropolitan areas of the City and County of Los Angeles. The Bank also serves Orange County, Northern San Diego County, the San Gabriel Valley and much of Southern California.

      The banking and financial services business in California generally, as well as the rest of the United States, is highly competitive, particularly in the Bank's market areas. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with other providers of financial services, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs.

      The Bank has 21 offices located in the following California counties:
Ventura, Los Angeles and Orange. Neither the deposits nor loans of the offices of the Bank exceed 5% of all financial services companies located in the counties in which the Bank operates.

EFFECT OF ECONOMIC CONDITIONS, GOVERNMENTAL POLICIES AND  LEGISLATION

      The assets of a commercial banking institution consist largely of interest earning assets, including loans, federal funds sold, time certificates of deposit with other financial institutions and investment securities. The liabilities of a commercial banking institution consist of non-interest bearing demand deposits and interest bearing liabilities, including time deposits, savings accounts and other bank borrowings.

      Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprises the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank. Accordingly, the financial position, earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

      The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of federal and state governments and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on the Company and the Bank of any future changes in monetary policies cannot be predicted.

      From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial services provider are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major legislative changes and the impact such changes might have on the Company and the Bank cannot be predicted. See "Item 1. Business - Supervision and Regulation."

SUPERVISION AND REGULATION

      Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. The nature and impact of any future changes concerning the regulation of the Company and the Bank cannot be predicted.

      THE COMPANY

      The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and Regulation Y that has been adopted thereunder by the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA and Regulation Y. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

      The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of the Company's banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

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

      The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

      The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced "de novo" and activities commenced by acquisition, in whole or in part, of a going concern.

      In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve Board approval before engaging "de novo" in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the Federal Reserve Board adopted as an interim rule, risk-based capital ratios (on a consolidated basis) that are, with the exception' of the leverage capital ratio (which is lower), the same as the levels set for determining that a state member bank is well capitalized under
Section 38 of the Federal Deposit Insurance Act. See "Item 1. Business - Supervision and Regulation--Prompt Corrective Action and Other Enforcement Mechanisms."

      Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by the U.S. Congress.

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

      THE BANK

      The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks ("Superintendent") and the Federal Reserve Board. If, as a result of an examination of the Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which, as a California state-chartered bank, would result in a revocation of the Bank's charter. The Superintendent has many of the same remedial powers. The Bank is not currently subject to any such actions by the Federal Reserve Board or the Superintendent.

      The Bank is a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations pertaining to deposit insurance and other matters. Pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), more fully discussed below, the FDIC implemented a regulation to modify deposit insurance premiums in 1993. Under this regulation, the amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this new system, in establishing the insurance premium assessment of each bank, the FDIC will take into consideration the probability that the insurance fund will incur a loss with respect to that bank, and will charge a bank with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the likely amount of any such loss, the revenue needs of the insurance fund and any other factors the FDIC deems relevant. The assessment rates may not fall below the assessment rate of 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowing from the U.S. Treasury department or the 1.25% designated reserve ratio has not been met. No assurance can be given as to the effect of these regulations on the future level of deposit insurance premiums.

      Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain minimum levels of capital. See "Item 1. Business --Supervision and Regulation--Capital Standards."


      DIVIDENDS AND OTHER TRANSFERS OF FUNDS

      The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by state law.

      There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions made to shareholders by the Bank or by any majority-owned subsidiary of the Bank during such period). Notwithstanding this restriction, the Bank may, with the prior approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greater of the retained earnings of the Bank, net income for the Bank's last fiscal year or the net income of the Bank for its current year.

            As a Federal Reserve member bank, there are separate limitations imposed under applicable Federal Reserve Board regulations with respect to the Bank's ability to pay dividends to the Company. In particular, the prior approval of the Federal Reserve Board is required if the total of all dividends declared by a Federal Reserve member board in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus or to a fund for the retirement of preferred stock. Such approval authority may be delegated to the local Federal Reserve Bank under certain circumstances.

      At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank. At December 31, 1996, the Bank had $7.8 million in retained earnings available for the payment of cash dividends.

      The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital stock and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

      CAPITAL STANDARDS

      The Federal Reserve Board has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

      A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital primarily consists of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital consists of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

      In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the Tier 1 leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

      In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. The policy statement provides that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of a bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the federal banking agencies to take corrective action. Such actions may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest rate risk.

      In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses (ALLL) which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of: (a) 100% of assets classified loss; (b) 50% of assets classified doubtful;
(c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALLL. As of December 31, 1996, the Bank's ALLL exceeded these benchmarks.

      Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. See "Item 1. Business -- Recent Account Pronouncements." The federal banking agencies issued final rules governing banks and bank holding companies, which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. This standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carry back years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of: (i) the amount that can be realized within one year of the quarter-end report date, based on projected taxable income for that year or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets for purposes of regulatory risk-based capital calculations.

      Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

      The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1996.

                                            Regulatory Standards
                                         ------------------------
                           December 31,     Well -
                               1996      Capitalized(1)   Minimum
                               ----      --------------   -------
Total Risk Based Capital       15.6%         10.0%          8.0%
Tier 1 Risk Based Capital      14.4           6.0            4.0
Equity to Average Assets        9.7           5.0            3.0
(Leverage Ratio)


(1) See discussion below for definition of "Well - Capitalized".

      PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

      Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Such laws require each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

      An insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

      "Well capitalized"                          "Adequately capitalized"
      Total risk-based capital of 10%;            Total risk-based capital of 8%;
      Tier 1 risk-based capital of 6%; and        capital of 4%; and
      Tier 1 risk-based                           Leverage ratio of 4%.
      Leverage ratio of 5%.

      "Undercapitalized"                          "Significantly undercapitalized"
      Total risk-based capital less than 8%;      Total risk-based capital less than 6%;
      Tier 1 risk-based capital less than 4%; or  Tier 1 risk-based capital less than 3%; or
      Leverage ratio less than 4%.                Leverage ratio less than 3%.

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

      The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after receiving notice, or being deemed to have received notice, that the institution is undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan: (i) specifies: (a) the steps the institution will take to become adequately capitalized; (b) the levels of capital to be attained during each year in which the plan will be in effect; (c) how the institution will comply with the restrictions or requirements then in effect under Section 38 of the Federal Deposit Insurance Act; and (d) the types and levels of activities in which the institution will engage; (ii) is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital; and (iii) would not appreciably increase the risk (including credit risk, interest-rate risk, and other types of risk) to which the institution is exposed.

      In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on average during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

      An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect fails to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency.

      Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to: (i) force a sale of shares or obligations of the Bank, or require the Bank to be acquired by or combine with another institution;
(ii) impose restrictions on affiliate transactions and (iii) impose restrictions on rates paid on deposits, unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

      Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the federal regulators.

      In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "Item 1. Business--Supervision and Regulation--Potential Enforcement Actions."

      SAFETY AND SOUNDNESS STANDARDS

      In July 1995, the federal banking agencies adopted guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The guidelines set forth operational and managerial standards relating to internal controls, information systems, internal audit systems, loan documentation and underwriting, compensation and interest rate exposure. In general, the guidelines are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. Effective October 1, 1996, the federal banking agencies finalized these safety and soundness regulations and accompanying interagency compliance guidelines by adopting guidelines with respect to asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these new standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

      PREMIUMS FOR DEPOSIT INSURANCE

      Federal law has established several mechanisms to raise funds to protect deposits insured by the Bank Insurance Fund ("BIF"), which is administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

      The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. On November 14, 1995, the FDIC issued regulations that establish a new assessment rate schedule ranging from 0 cents per $100 of deposits to 27 cents per $100 of deposits applicable to members of BIF. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standards used by the FDIC for its prompt corrective action regulations. A well-capitalized institution is generally one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will generally have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).

            The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization.

           Assessment Rates Effective Through the First Half of 1997

                                     Group A   Group B   Group C
                                     -------   -------   -------
      Well Capitalized..............     0        3          17
      Adequately Capitalized........     3       10          24
      Undercapitalized..............    10       24          27

       Legislation was signed into law on September 30, 1996 as part of the Budget Act to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. To effect the recapitalization, all SAIF member institutions were required to pay a one-time special assessment equal to 0.657% of deposits based upon deposit levels as of March 31, 1995. The Budget Act also provided that, effective January 1, 1997, SAIF members will have the same risk-based deposit insurance assessment schedule as BIF member institutions. Additionally, under the Budget Act, both BIF and SAIF members share in the cost of interest obligations due on the Financing Corporation ("FICO") bonds which were issued to help fund the costs associated with the savings and loan crisis of the late 1980's. Beginning January 1, 1997 and continuing through December 31, 1999, partial sharing will occur. During this initial period, savings associations will pay 3.2 cents per $100 in insured deposits, and commercial banks, such as the Bank, will pay 0.64 cents per $100 in insured deposits. Full pro rata sharing of the FICO interest payments will take effect on January 1, 2000.

       The federal banking regulators are also authorized to prohibit depository institutions and their holding companies from facilitating or encouraging the shifting of deposits from SAIF to BIF for the purpose of evading thrift assessment rates. The Budget Act also prohibits the FDIC from setting premiums under the risk-based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%).

----------
(1) Assessment figures are expressed in terms of cents per $100 per deposits.

      INTERSTATE BANKING AND BRANCHING

      On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

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

      Under the Interstate Act, the extent of a commercial bank's ability to branch into a new state will depend on the law of the state. In October 1995, California adopted an early "opt in" statute under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

      COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

      The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

      In March 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach, activities or complies with other procedural requirements. The Federal Reserve Board has rated the Bank "satisfactory" in complying with its CRA delegations.

      ENFORCEMENT AUTHORITY

      Commercial banking organizations, such as the Bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the Federal Reserve Board, the FDIC and the Superintendent for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company. Neither the Company nor the Bank are currently subject to any such enforcement actions.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. This statement also requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair value at the date of the transfer. Furthermore, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. Finally, SFAS No. 125 requires that a liability be derecognized if either (a) the debtor pays the creditor and is relieved of its obligation for the liability; or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management does not believe that the application of this statement will have a material impact on the Bank's financial statements.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation." This statement establishes a fair value based method of accounting for stock-based compensation plans and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The accounting and disclosure requirements of this Statement are effective for the Bank's fiscal year ending December 31, 1996. Adoption of this pronouncement did not have a material impact on the Bank's financial statements.

            In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights." SFAS 122 amends certain provisions of SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value, if it is practicable to estimate those fair values. If it is not practicable to estimate those fair values, the entire cost of the acquisition should be allocated to the mortgage loans only. SFAS 122 is effective for the Bank's fiscal year covered by this annual report. Adoption of this pronouncement did not have a material impact on the Bank's financial statements.

            In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost. SFAS No. 121 is effective for the Bank's fiscal year covered by this annual report. Adoption of this statement did not have a material impact on the Bank's financial statements.

            In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining that foreclosure is probable. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as real estate owned only if the lender had taken possession of collateral.

            SFAS No. 118 amended SFAS No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Bank adopted SFAS No. 114 and No. 118 for the year ended December 31, 1995. Adoption of this statement has not had a material impact on the Bank's financial statements.

COMPETITION

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


EMPLOYEES

            As of December 31, 1996, the Company had three employees, its President, Chief Executive Officer and Chief Financial Officer . At December 31, 1996, the Bank had 372 employees, of which 282 were full-time employees, 15 were modified full-time employees and 75 were flex, part-time employees. Of these employees, 18 held titles of senior vice president or above. At December 31, 1996, none of the executive officers of the Bank served pursuant to written employment agreements. None of the Company's or the Bank's employees are represented by a labor union. The Company considers its relationship and the Bank's relationship with each company's respective employees to be excellent.

Item 2.     PROPERTIES


            The principal offices of the Company are located in a multi-story office building located at 16030 Ventura Boulevard, Encino, California 91364. The Company's offices are part of the Bank's head office, for which it pays a monthly rental of $60,000. The lease contains a ceiling on cost of living adjustments of 5% per year. The lease is renewable.

      The Bank owns both the land and the buildings at its office facilities at the following locations:

----------------------------------------------------------------------------------
LOCATION                             USE OF FACILITIES       SQUARE FEET OF OFFICE
                                                             SPACE
----------------------------------------------------------------------------------
Redondo Beach                        Branch Office           7,774
   1217 North Catalina Avenue
   Redondo Beach, California
----------------------------------------------------------------------------------
Paramount                            Branch Office           9,706
   15943  Paramount Boulevard
   Paramount, California
----------------------------------------------------------------------------------
Hacienda Heights                     Branch Office           7,623
   2040 South Hacienda Boulevard
   Hacienda Heights, California
----------------------------------------------------------------------------------
Fountain Valley                      vacant                  6,978
   17010 Magnolia Avenue
   Fountain Valley, California
----------------------------------------------------------------------------------
Lynwood                              Branch Office           8,134
   3645 Imperial Highway
   Lynwood, California
----------------------------------------------------------------------------------
Signal Hill                          Branch                  36,369
   2633 Cherry Avenue                Office/Administration
   Signal Hill, California
----------------------------------------------------------------------------------
Los Alamitos                         Branch Office           7.915
   10942 Pine Street
   Los Alamitos, California
----------------------------------------------------------------------------------
Torrance                             Branch Office           6,112
   2860 W. Sepulveda Boulevard
   Torrance, California
----------------------------------------------------------------------------------
Lomita                               Branch Office           2,160
   2270 Pacific Coast
   Highway Lomita, California
----------------------------------------------------------------------------------
San Pedro                            Branch Office           7,318
   740 S. Gaffey Street
   San Pedro, California
----------------------------------------------------------------------------------

The Bank owns in fee the buildings and leases the land at its office facilities at the following locations:


--------------------------------------------------------------------------------------
LOCATION              USE OF FACILITIES          SQUARE FEET   MONTHLY      TERM OF
                                                 OF OFFICE     RENT OF      GROUND
                                                 SPACE         GROUND       LEASE
                                                               LEASE AS OF
                                                               12/31/96
--------------------------------------------------------------------------------------
Brea                           Branch Office     6,483         $ 1,556      2/9/97  to
   1643 East Imperial Hwy.                                                  2/9/2001
   Brea, California                                                         with two
                                                                            ten year

--------------------------------------------------------------------------------------
                                                                            options
--------------------------------------------------------------------------------------
Manhattan Beach                Branch Office     6,050         $ 6,541      5/1/80 to
   3300 N. Sepulveda Blvd.                                                  4/30/2000
   Manhattan Beach, California                                              with two
                                                                            ten year
                                                                            options
--------------------------------------------------------------------------------------
Westminster                    Branch Office     8,094         $ 1,902      1/1/74 to
   535 Westminster Mall                                                     2/31/2011
   Westminster, California                                                  with two
                                                                            ten year
                                                                            options
--------------------------------------------------------------------------------------

The Bank leases the following office locations:

------------------------------------------------------------------------------------
Irvine                Branch Office     6,278         $ 14,031     11/1/80 to
4180 Barranca Parkway                                              11/1/2009
Irvine, California
------------------------------------------------------------------------------------
North San Pedro       Branch Office     4,000         $ 7,970      7/15/94 to
1090 N. Western Ave                                                2/12/99
San Pedro, California                                              with three
                                                                   five year
                                                                   options
------------------------------------------------------------------------------------
San Gabriel           Branch Office     2,537         $5,074       5/1/95-
13181 Crossroads Pky.                                              4/30/98
City of Industry,
California
------------------------------------------------------------------------------------
Westwood              Branch Office     1,674         $2,880       6/1/96-
10886 Wilshire                                                     6/1/98
Boulevard
Los Angeles,
California
------------------------------------------------------------------------------------
South Bay             Branch Office     3,131         $3,053       9/1/95-9/1/2000
1225 W. 90th Street
Gardena, California
------------------------------------------------------------------------------------
Ventura               Branch Office     702           $2,899       5/1/95 -
601 Daily Drive                                                    4/30/2000
Camarillo, California
------------------------------------------------------------------------------------
Santa Ana             Branch Office /   8,250         $36,494      3/1/90-11/14/2007
2740 N. Grand         Regional Loan
Santa Ana, California Center
------------------------------------------------------------------------------------
Anaheim               Branch Office     5,824         $7,812       12/1/91 -
100 W. Lincoln Avenue                                              12/1/2005
Anaheim, California
------------------------------------------------------------------------------------
Encino                Corporate         10,476        $60,488      1/1/89 -
16030 Ventura         Headquarters /                               4/1/2000
Boulevard             Administrative
Encino, California    Offices / Head
                      Office
------------------------------------------------------------------------------------

      From time to time the Bank may acquire real property through foreclosure. See Management's Discussion and Analysis "Nonperforming Assets" for further amplification on real property acquired in this manner.

Item 3.  LEGAL PROCEEDINGS

      In the normal course of business, the Bank and the Company occasionally becomes parties to litigation. In the opinion of management, based upon consultation with legal counsel, there is no pending or threatened litigation involving the Bank or the Company which will have a material adverse effect upon its financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (Nasdaq Stock Market) National Market System, where it trades under the symbol "CUBN". The following are high and low closing sale prices of the Company's stock during 1995 and 1996:

                               1996                           1995
                               ----                           ----
                        High            Low            High           Low
                        ----            ---            ----           ---
First Quarter          $11.50          $9.27          $7.50          $7/13
Second Quarter         $11.25          $9.75          $7.13          $6.86
Third Quarter          $11.63          $9.88          $8.75          $6.94
Fourth Quarter         $11.63          $9.75          $10.25         $8.38

      Holders of Company's Common Stock

      As of the close of business on December 31, 1996, there were 1,414 record holders of the Company's issued and outstanding Common Stock.

      Dividends

      During 1996, the Company declared and paid quarterly dividends, in the aggregate, of $0.17 per share. Because of the expenses and adjustments related to the merger of the Company and Home Interstate Bancorp in the third quarter of 1996, this represents a payout ratio of approximately 270%. Dividends declared in 1995 totaled $0.20, for a 32% payout ratio. These dividends were paid quarterly, except that Home Interstate Bancorp actually paid 5 dividends during 1995. Subsequent to December 31, 1996, the Company declared a dividend of $0.07 payable to shareholders of record on February 14, 1997 which would represent a 33% payout ratio on earnings for the fourth quarter of 1996.

      As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to pay dividends primarily depends upon the dividends it receives from the Bank, which in turn, are subject to certain limitations. The Company's ability to pay dividends is also limited by state corporation law. See "Item 1. Business - Supervision and Regulation - Restrictions on Dividends by the Company and Transfers of Funds to the Company by the Bank."

      There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions made to shareholders by the Bank or by any majority-owned subsidiary of the Bank during such period). Notwithstanding this restriction, the Bank may, with the prior approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greater of the retained earnings of the Bank, net income for the Bank's last fiscal year or the net income of the Bank for its current year.

      As a Federal Reserve member bank, there are separate limitations imposed under applicable Federal Reserve Board regulations with respect to the Bank's ability to pay dividends to the Company. In particular, the prior approval of the Federal Reserve Board is required if the total of all dividends declared by a Federal Reserve member board in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus or to a fund for the retirement of preferred stock. Such approval authority may be delegated to the local Federal Reserve Bank under certain circumstances.

   At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank. At December 31, 1996, the Bank had $7.8 million in retained earnings available for the payment of cash dividends.

Part II

Item 6.     SELECTED FINANCIAL DATA

                             Selected Financial Data
                            CU Bancorp and Subsidiary

(Amounts in thousands of dollars, except per share data and amounts expressed as percentages)

                                         As of and for the years ended December 31,
                                    1996        1995        1994        1993        1992
                                    ----        ----        ----        ----        ----
 Consolidated Balance Sheet Data -
 Investment Securities             $233,244    $206,966    $242,033    $209,155    $182,671
 Net loans                          464,581     391,806     363,006     330,619     426,933
 Total earning assets               721,825     645,872     639,813     584,789     626,370
 Total assets                       844,210     749,100     743,786     670,506     762,897
 Total deposits                     737,360     653,541     656,450     574,728     680,481
 Total shareholders' equity          88,513      84,422      75,398      74,401      68,281
 Regulatory risk based capital        15.6%       16.2%       16.4%       17.1%       13.9%
   ratio
 Regulatory capital leverage           9.7%       10.5%       10.3%        9.9%        7.7%
   ratio
 Allowance for loan losses to:
    Period end total loans             2.5%        2.5%        2.7%        3.0%        3.8%
    Nonperforming loans                872%        230%        153%        199%        134%
    Nonperforming assets               642%        108%        116%         98%         77%

 Consolidated Operating Results -
 Net revenue from earning assets     40,642      40,032      36,449      34,813      42,422
 Other operating revenue              7,622       7,291       9,987      34,181      27,135
 Provision for loan losses            4,400       2,100         800       1,200      23,090
 Operating expenses                  45,951      35,053      36,594      58,432      58,296
 Net income (loss)                      709       6,658       5,893       5,723     (7,748)
 Fully diluted income/(loss) per
      common & equivalent share        $.06        $.62        $.56        $.55      ($.76)
 Net interest margin                  6.39%       6.29%       6.11%       5.93%       6.10%
 Return on average                     .80%       8.40%       7.90%       8.07%    (11.35%)
   shareholders' equity
 Return on average assets              .09%        .91%        .84%        .81%     (1.14%)
 Cash dividends per common share       $.17        $.20        $.12        $.09        $.12

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

On August 9, 1996, CU Bancorp, the holding company for California United Bank, merged with Home Interstate Bancorp, the holding company for Home Bank. The merger was accomplished through a tax-free exchange of stock, using the pooling of interest method of accounting. The financial statements for current and prior years reflect the combined operations of the two merged banks, including the substantial costs associated with completing the merger. The Company earned $709 thousand, or $0.06 per share, during in 1996, compared to $6.7 million, or $0.62 per share, in 1995 and $5.9 million, or $.56 per share in 1994. Earnings for 1996 include a third quarter charge for non-recurring expenses related to the merger with Home Bank of $11.5 million which reduced after-tax earnings by $7.2 million, or $0.62 per share.

The third quarter 1996 charge of $11.5 million included several large expenses reflecting the costs of completing the merger activity and valuing the loan and real estate portfolios on a single consistent and conservative basis. A loan loss provision of $4.1 million, plus an additional loss of $2.6 million related to real estate owned was recorded. This was a result of combining the valuation reserve methodologies of California United Bank and Home Bank, as well as reflecting the ongoing intent of the merged bank to manage potential problems in the portfolio aggressively and maintain conservative standards for valuation. Other large expenses for the quarter include the costs of terminating the existing data processing contracts for the combining banks, converting all major operating systems to a single platform, payments to employees for severance and other agreements and the various legal, advisory and accounting fees associated with the merger itself.

Prior to the merger between CU Bancorp and Home Interstate Bank, CU Bancorp had completed the acquisition of Corporate Bank, a Santa Ana based community bank with approximately $70 million in assets. This acquisition was completed in January, 1996 and accounted for as a purchase. The acquisition of Corporate Bank, combined with internal growth and the merger between CU Bancorp and Home Interstate Bank, resulted in the Company ending 1996 with over $844 million in assets and 21 branches. Subsequent to year end, in February 1997, the Company announced that it had signed a definitive agreement to merge CU Bancorp into Bancorp Hawaii, Inc., the parent of Bank of Hawaii, at a price of $15.34 per share of CU Bancorp common stock. The price is payable in a combination of Bancorp Hawaii, Inc. common stock and cash, with the stock portion being not more than 80% nor less than 60%. The purchase price is subject to adjustment under certain circumstances.

The Bank's asset quality ratios continue to be exceptionally strong. At December 31, 1996, nonperforming assets were $1.9 million, compared with $9.3 million in 1995. The Bank had one property in real estate acquired through foreclosure at December 31, 1996, with a book value of $500 thousand, compared to properties valued at $4.9 million at December 31, 1995. The Bank's $12.1 million allowance for loan losses as a percent of nonperforming loans and nonperforming assets at December 31, 1996 was 872% and 642% respectively, compared to 230% and 108%, respectively, at December 31, 1995.

Capital ratios continue to substantially exceed levels required for the "well capitalized" classification established by bank regulators. The Total Risk-Based Capital Ratio was 15.6%, the Tier 1 Risk-Based Capital Ratio was 14.4%, and the Leverage Ratio was 9.7% at December 31, 1996, compared to 16.2%, 14.9%, and 10.5%, respectively, at year-end 1995. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8.0%, 4.0%, and 3.0%, respectively, and for classification as well capitalized, 10.0%, 6.0%, and 5.0%, respectively.

The Bank's strong capital and asset quality positions allow the Bank to continue to grow its core business which provides relationship based services to middle market customers and positions the Bank for its strategy for growth through acquisition. During the year ended December 31, 1996, the Bank generated approximately $180 million in new commercial loan commitments. The same commercial lending team generated commercial loan commitments of about $135 million and $121 million for the comparable periods of 1995 and 1994.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO COMPOSITION AND CREDIT RISK


Total loans increased by $75 million during 1996. This included the acquisition of Corporate Bank's $43 million loan portfolio. Portfolio growth during 1996 was partially offset by the decline of that acquired portfolio. Further, efforts have been made to retain loans from both Corporate Bank and Home Bank that are consistent with the lending strategy of the combined Bank. This has resulted in slower net growth of the loan portfolios than would be expected from the level of loan commitment generated during the year.

The Bank focuses its efforts on lending to middle market commercial companies which has caused its commercial and industrial loans to increase consistently. Total loans increased $29 million during 1995.

TABLE 1: LOAN PORTFOLIO COMPOSITION
(Amounts in thousands of dollars)

                           1996             1995               1994            1993              1992
                           ----             ----               ----            ----              ----
Commercial &
  Industrial Loans      $260,143    55%   $244,533    61%   $239,785   64%   $181,687    53%   $194,153    44%
Real Estate Loans:
  Construction           23,597      5      16,933     4      10,416    3      25,359     7      36,410     8
  Held for sale               0                  0                 0           10,426     3      40,167     9
  Other                 152,479     32     108,652         27 96,475   26      99,000    29     135,468    31
Consumer and other
  loans                  40,481      8      31,731     8      26,575    7      24,233     8      33,732     7
Term federal funds sold       0      0           0     0           0    0           0     0       4,000     1
Total loans net of
  unearned fees         476,700    100%    401,849   100%    373,251  100%    340,705   100%    443,930   100%
                                   ===               ===              ===               ===               ===
Less: Allowance for
  loan losses            12,119             10,043            10,245           10,086            16,997
                        --------          --------          --------         --------          --------
Total Net Loans         $464,581          $391,806          $363,006         $330,619          $426,933
                        ========          ========          ========         ========          ========

Table 1a summarizes the maturities of the loan portfolio based upon the contractual terms of the loans. The Bank does not automatically rollover any loans at maturity. Maturing loans must go through the Bank's normal credit approval process in order to receive a new maturity date.

TABLE 1A: LOAN PORTFOLIO MATURITIES AT DECEMBER 31, 1996
(Amounts in Thousands of dollars)

                                                 After 1 but
                               Within 1 Year    Within 5 Years    After 5 Years      Total
                               -------------    --------------    -------------      -----
Commercial & Industrial Loans    $167,901         $64,886            $27,356         $260,143
Real Estate loans                 55,723           62,497             57,856          176,076
Consumer and other loans           3,750           32,542              4,189           40,481
                                 --------        --------            -------         --------
Total loans                      $227,374        $159,925            $89,401         $476,700
                                 ========        ========            =======         ========
Loans due after one year with
  predetermined interest rates                    $69,607            $51,289
Loans due after one year with
  floating or adjustable rates                     90,318             38,112
                                                 --------            -------
                                                 $159,925            $89,401
                                                 ========            =======

Monitoring and controlling the Bank's allowance for loan losses is a continuous process. All loans are assigned a risk grade, as defined by credit policies, at origination and are monitored to identify changing circumstances that could modify their inherent risks. Each of the loans obtained in the Corporate Bank acquisition and the Home Bank merger were reviewed and managed in a manner consistent with this process. These classifications are one of the criteria considered in determining the adequacy of the allowance for loan losses.

The amount and composition of the allowance for loan losses is as follows:

TABLE 2  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Amounts in thousands  of dollars)

                                                         December 31,
                                     1996        1995        1994        1993        1992
                                   -------     -------     -------     -------     -------
Commercial & real estate Loans     $10,536      $7,303      $8,319      $8,072     $14,107
Real estate loans - Held for
  Sale                                   0           0           0          67         368
Real estate loans -
  Construction                         274         256         371         610         487
Other                                1,809       2,484       1,555       1,337       2,035
                                   -------     -------     -------     -------     -------
Total Allowance for loan losses    $12,119     $10,043     $10,245     $10,086     $16,997
                                   =======     =======     =======     =======     =======

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

Activity in the allowance, classified by type of loan, is as follows:

TABLE 3   ANALYSIS OF THE CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
(Amounts in thousands of dollars)

                                                              1996         1995         1994         1993         1992
                                                            -------      -------      -------      -------      -------
Balance at January 1                                        $10,043      $10,245      $10,086      $16,997      $16,149
                                                            -------      -------      -------      -------      -------
Loans charged off:
   Real estate secured loans                                  2,194        1,095          907        4,095        4,525
   Commercial loans secured and unsecured loans               4,041        1,247        2,171        9,300       20,298
   Loans to individuals, installment and other loans            493          418          360        1,245        1,385
                                                            -------      -------      -------      -------      -------
      Total charge-offs                                       6,728        3,572        3,438       14,640       26,208
                                                            -------      -------      -------      -------      -------
Recoveries of loans previously charged off:
   Real estate secured loans                                    272          536          761          393          249
   Commercial loans secured and unsecured                     1,246          682        1,984        5,817        3,573
   Loans to individuals, installment and                         35           52           52          319          144
                                                            -------      -------      -------      -------      -------
      Total recoveries of loans previously charged off        1,552        1,270        2,797        6,529        3,966
                                                            -------      -------      -------      -------      -------
Net charge-offs                                               5,176        2,302          641        8,111       22,242
Provision for loan losses                                     4,400        2,100          800        1,200       23,090
                                                            -------      -------      -------      -------      -------
Reserve of acquired bank                                      2,852
                                                            -------
Balance at December 31                                      $12,119      $10,043      $10,245      $10,086      $16,997
                                                            =======      =======      =======      =======      =======

Net loan charge-offs as a
  percentage of average loans outstanding
  during the year ended December 31                            1.16%       .59%          0.18%        2.45%        5.21%
Allowance for possible loan losses to loans at end of
  period                                                       2.54%      2.50%          2.74%        2.96%        3.83%


The Bank's policy concerning nonperforming loans is more conservative than is generally required. All loans which are ninety days or more past due are classified as nonperforming. Nonperforming assets include nonperforming loans and foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due. In addition, it includes loans where there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At December 31, 1996, nonperforming loans amounted to $1.4 million compared with $4.4 million at December 31, 1995.

Potential problem loans are defined as loans as to which there are serious doubts about the ability of the borrowers to comply with present loan repayment terms. It is the policy of the Bank to place all potential problem loans on nonaccrual status. At December 31, 1996, therefore, the Bank had no potential problem loans other than those disclosed in Table 4 as nonperforming loans.

TABLE 4: NONPERFORMING ASSETS
(Amounts in thousands of dollars)

                                                                                 December 31,
                                                        1996         1995         1994         1993          1992
                                                       ------       ------       ------       -------       -------
Nonaccrual loans                                       $1,389       $4,256       $6,593       $ 5,474       $16,694
Loans 90 days or more past due and still accruing           0          106           52           598           670
                                                       ------       ------       ------       -------       -------
Total nonperforming loans                               1,389        4,362        6,681         6,072        17,364
Other real estate owned                                   500        4,918        2,175         4,266         4,652
                                                       ------       ------       ------       -------       -------
Total nonperforming assets                             $1,889       $9,280       $8,856       $10,338       $22,016
                                                       ======       ======       ======       =======       =======

Allowance for loan losses as a percent of:
Nonperforming loans                                       872%         230%         153%          199%          134%
Nonperforming assets                                      642%         108%         116%           98%           77%
Nonperforming assets as a percent of total assets          .2%         1.2%         1.2%          1.5%          2.9%
Nonperforming loans as a percent of total loans            .3%         1.1%         1.8%          1.5%          3.0%

SECURITIES

The Securities Held to Maturity portfolio totaled $163 million at December 31, 1996, compared with $79 million at year-end 1995. At December 31, 1996, there were unrealized gains of $200 thousand, and unrealized losses of $1.0 million in the Securities Held to Maturity portfolio. This compares with unrealized gains of $695 thousand and unrealized losses of $269 thousand at year end 1995.

The Securities Available for Sale portfolio totaled $70 million at December 31, 1996, compared with $128 million included in this category in 1995. Net unrealized gains of $204 thousand and $1.1 million were included in the balances for Securities Available for Sale at December 31, 1996 and December 31, 1995, respectively. The Company realized gains of $114 thousand on the sale of Securities Available for Sale in 1996, compared with a net gain of $53 thousand in 1995, and a net loss of $130 thousand in 1994.

Additional information concerning securities is provided in the notes to the accompanying financial statements.


OTHER REAL ESTATE OWNED

There was $500 thousand in Other Real Estate Owned on the Bank's balance sheet at December 31, 1996 compared to $4.9 million at December 31, 1995. The Bank's policy is to carry properties acquired in foreclosure at fair value less estimated selling costs, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to Other Real Estate Owned. Subsequent declines in fair value are charged against a valuation allowance for other real estate owned, created by charging a provision to other operating expenses. Gains on sale of Other Real Estate Owned in 1996, 1995, and 1994 in thousands of dollars was $0, $139, and $585, respectively. Losses on sale of Other Real Estate Owned in 1996, 1995, and 1994 in thousands of dollars was $1,540, $627, and $560, respectively. Expenses related to Other Real Estate Owned in 1996, 1995 and 1994 was $1,099, $167, and $33 respectively.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The objective of liquidity management is to ensure the Bank's ability to meet cash requirements. The liquidity position is managed giving consideration to both on and off-balance sheet sources and demands for funds.

Sources of liquidity include cash and cash equivalents (net of Federal Reserve requirements to maintain reserves against deposit liabilities), securities eligible for pledging to secure borrowings from dealers pursuant to repurchase agreements, loan repayments, deposits, and borrowings from a $40 million overnight federal funds line available from a correspondent bank. Potential significant liquidity requirements are withdrawals from noninterest bearing demand deposits and funding of commitments to loan customers.

From time to time the Bank may experience liquidity shortfalls ranging from one to several days. In these instances, the Bank will either purchase federal funds, and/or sell securities under repurchase agreements. These actions are intended to bridge mismatches between funding sources and requirements, and are designed to maintain the minimum required balances. The Bank has not had significant borrowings in the form of Fed Funds purchased or repurchase agreements during 1996 or 1995. Minor balances borrowed resulted from periodic tests by the Bank of available borrowing arrangements, and securities repurchase agreements to accommodate customer needs.

As a part of the process of managing current liquidity and interest rate risk in the balance sheet, the Bank maintains a portfolio of certificates of deposit from customers from outside the Bank's normal service area. These out of area deposits are certificates of deposit of $90,000 or greater, that are priced competitively with similar certificates from other financial institutions throughout the country. At December 31, 1996, the Bank had approximately $64 million of these out of area deposits, compared to $83 million at December 31, 1995. The decline in out of area deposits during 1996 has been the result of managing these balances to a lower level, as the acquisition of Corporate Bank and the merger with Home Bank provided additional liquidity. The Bank's experience with raising out of area deposits for the past three years indicates that the balances are quite stable when priced to the current market.

The Bank's portfolio of large certificates of deposit (those of $100 thousand or more), includes both deposits from its base of commercial customers and out of area deposits. At December 31, 1996 this funding source was 11% of deposits, compared to 10% at December 31, 1995. The Bank had $82 million in certificates of deposit larger than $100 thousand dollars at December 31, 1996. The maturity distribution of these deposits is relatively short term, with $56 million maturing within 3 months and $80 million maturing within 12 months.

TABLE 5 INTEREST RATE MATURITIES OF EARNING ASSETS AND FUNDING LIABILITIES AT DECEMBER 31, 1996
(Amounts in thousands of dollars)

                                                          Amounts Maturing or Repricing in
                                               ----------------------------------------------------------
                                                               More Than
                                                             3 Months But   More than 1 year
                                               Less Than 3   Less Than 12    But Less than
                                                  Months         Months         5 Years      Over 5 years
                                               -----------   ------------   ---------------  ------------
Earning Assets
 Gross Loans                                     $336,260       $ 18,155        $ 69,607       $ 51,289
 Investments                                       15,361         49,878          82,012         85,994
 Federal funds sold & other                        24,000             99               0              0
                                                 --------       --------        --------       --------
     Total earning assets                         375,621         68,132         151,619        137,283
                                                 --------       --------        --------       --------
Interest bearing deposits:
  Savings and interest bearing demand             253,180

  Time certificates of deposit:
     Under $100                                    45,915         73,343           8,603              0
     $100 or more                                  55,679         24,108           1,406              0
    Other borrowed money                                0          1,000               0              0
                                                 --------       --------        --------       --------
     Total interest bearing liabilities           354,774         98,451          10,009              0
                                                 --------       --------        --------       --------
Interest rate sensitivity gap                      20,847        (30,319)        141,610        137,283
                                                 ========       ========        ========       ========
Cumulative interest rate sensitivity gap           20,847         (9,472)        132,138        269,421
Off balance sheet financial instruments                 0              0               0              0
                                                 --------       --------        --------       --------
Net cumulative gap                               $ 20,847       $ (9,472)       $132,138       $269,421
                                                 ========       ========        ========       ========
Adjusted cumulative ratio of rate sensitive
assets to rate sensitive liabilities (1)             1.06%           .98%           1.29%          1.58%
                                                 ========       ========        ========       ========

(1) Ratios greater than 1.0 indicate a net asset sensitive position. Ratios less than 1.0 indicate a liability sensitive position. A ratio of 1.0 indicates risk neutral position.

Assets and liabilities shown on Table 5 are categorized based on contractual maturity dates. Mortgage backed securities of approximately $78 million are included in the total investments with contractual maturities greater than five years. The expected prepayments and scheduled payments on the mortgages underlying these securities will result in actual return of principal to the Bank well in advance of the contractual maturity dates. The weighted average life of these investments, using current industry average assumptions, is expected to be four years. The net cumulative gap position at one year of less than $10 million indicates a minimal exposure to interest rate fluctuations during the next twelve months. Interest rate exposure would increase in a falling rate environment if the banking industry in California were to be unable to reprice rates on NOW, savings and money market accounts as rates fell. Similarly, interest rate exposure increases in a rising rate environment to the extent the Banking industry is unable to respond to higher rates with an increase in the prime rate.

CAPITAL

Total shareholders' equity was over $88 million at December 31, 1996, compared to $84 million at year-end 1995. This increase was due to stock issued in the acquisition of Corporate Bank, earnings, and the exercise of stock options, offset by dividends paid for the year. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1996 and 1995, the Bank's capital levels substantially exceeded the "well capitalized" standards, the highest classification established by bank regulators.

TABLE 6  CAPITAL RATIOS

                                            Regulatory Standards
                          ------------------------------------------------------
                          December 31,     December       Well -         Minimum
                              1996         31, 1995     Capitalized
                          ------------     --------     -----------      -------
Total Risk Based Capital      15.6%          16.2%         10.0%          8.0%
Tier 1 Risk Based Capital     14.4           14.9           6.0           4.0
Equity to Average Assets      9.7            10.5           5.0           3.0

During 1996, the Company declared and paid dividends totaling $.17 per share. Because of the expenses and adjustments related to the merger in the third quarter of 1996, this represents a payout ratio of approximately 270%. Dividends declared in 1995 totaled $.20 per share, for a 32% payout ratio. Subsequent to year end, the Company declared a dividend of $.07 per share payable to shareholders of record on February 14, 1997, which would represent a 33% payout ratio on earnings for the fourth quarter of 1996.

The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market Systems where it trades under the symbol CUBN.

TABLE 7  STOCK PRICES - UNAUDITED

                                         1996                1995
                                         ----                ----
                                     High     Low        High     Low
                                    ------   -----      -----    -----
First Quarter                       $11.50   $9.63      $7.50    $6.75
Second Quarter                      11.25    10.00       7.50     6.88
Third Quarter                       11.62     9.88       8.75     6.94
Fourth Quarter                      11.62     9.75      10.25     8.38


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

In February 1996, the Bank consummated a deposit purchase agreement with Southern California Bank in which the Bank purchased the deposits of Southern California Bank's Signal Hill office. The deposits purchased in the transaction totaled $1.7 million.

On August 9, 1996, the merger between CU Bancorp, parent of California United Bank, and Home Interstate Bancorp, parent of Home Bank, was completed. This transaction, which was a tax free exchange of common stock, was accounted for as a pooling of interest so prior period financial statements have been restated to reflect the transaction. With the completion of this merger, the Bank is now the eleventh largest independent bank headquartered in Southern California, with twenty one branches in Westwood, the San Gabriel and San Fernando valleys, the South Bay, and Ventura and Orange counties.

NET INTEREST INCOME AND INTEREST RATE RISK

Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income was $45 million for the year ended December 31, 1996 compared to $40 million in 1995 and $36 million in 1994. The change in 1996 is attributable to changes in volume and deposit mix. The increased margin in 1996 is primarily due to the increased volumes of loans and deposits, due to both the acquisition of Corporate Bank, and the commercial loan growth generated over the past year.

TABLE 8  ANALYSIS OF CHANGES IN NET INTEREST INCOME (1)
(Amounts in thousands of dollars)
Increases(Decreases)

                                                               Year Ended December 31,
                                      -----------------------------------------------------------------------------
                                            1996 Compared to 1995                        1995 Compared to 1994
                                      -----------------------------------       -----------------------------------
                                        Rate        Volume         Total          Rate        Volume         Total
                                      -------       -------       -------       -------       -------       -------
Interest Income
Loans, net                            $  (757)      $ 7,410       $ 6,653       $ 3,487       $ 3,885       $ 7,372
Investments                                84            (5)           79           930            21           951
Federal Funds Sold                       (204)           19          (185)          710            82           792
                                      -------       -------       -------       -------       -------       -------
     Total interest income               (877)        7,424         6,547         5,128         3,987         9,115
                                      -------       -------       -------       -------       -------       -------
Interest Expense
Interest bearing deposits:
   Demand                                 (19)          437           418          (458)          234          (224)
   Savings                                (58)          (34)          (92)           11          (167)         (156)
   Time Certificates of deposit:
     Less than $100                     1,475        (1,119)          356         1,871         2,101         3,972
     More than $100                      (177)          948           771           879         1,126         2,005
Other borrowings                           79             5            84            (3)          (62)          (65)
                                      -------       -------       -------       -------       -------       -------
         Total interest expense         1,299           238         1,537         2,299         3,233         5,532
                                      -------       -------       -------       -------       -------       -------
   Net interest income                $   603       $ 4,407       $ 5,010       $ 1,128       $ 2,455       $ 3,583
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

Yields on earning assets were approximately 8.9% for the year ended December 31, 1996, compared to 8.8% in 1995 and 7.9% in 1994. The decrease in the prime rate, from an average of 8.8% in 1995 to an average of 8.27% in 1996, was offset by a higher percentage of earning assets being held in loans rather than lower yielding investments. The increase in the average prime rate from 7.1% in 1994 to 8.8% in 1995 was a primary cause of the increase in earning asset yields between those two years.

Rates on interest bearing liabilities resulted in an average cost of funds of 3.7% in 1996, compared with 3.5% for the comparable period of 1995 and 2.7% for 1994. The higher cost of funds in 1996 and 1995 compared with 1994 reflects both the generally higher level of interest rates in those years, and a higher percentage of certificates of deposit to total funding liabilities.

Expressing net interest income as a percent of average earning assets is referred to as margin. Margin was 6.39% for 1996, compared to 6.29% in 1995 and 6.11% for 1994. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. Margin improvement in 1996 is mostly due to the growth in loans and the resulting improvement in earning asset yield. Margin for 1995 was higher than 1994 in part due to the benefit of rising interest rates. The deposit portfolio of Corporate Bank, which is included in the 1996 totals, was similar in composition to the Bank's deposits, resulting in very little change in the Bank's margin.

TABLE 9 AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME (Amounts in thousands of dollars)


                                             1996                              1995                        1994
                                            Interest                         Interest                    Interest
                                             Income                           Income                     Income
                                               or      Yield or                 or   Yield or     -         or    Yield or
                                Balance      Expense     Rate      Balance    Expense  Rate     Balance   Expense   Rate
                                -------      -------     ----      -------    -------  ----     -------   -------   ----
Interest Earning Assets
 Loans, Net(1)                 $446,995     $ 47,989     10.74%   $378,088   $41,336   10.93%  $340,996   $33,964   9.96%
 Investments(2)                 214,621       12,289      5.73     214,713    12,207    5.69    213,266    11,215   5.26
 Certificates of
  Deposit in other banks             67            0         0          70         3    4.29      1,122        44   3.92
 Federal Funds Sold              43,733        2,326      5.32      43,402     2,511    5.79     41,505     1,719   4.14
                               --------     --------     -----    --------  --------    ----   --------   -------   ----
 Total Earning Assets           705,416       62,604      8.87%    636,273    56,057    8.81    596,889    46,942   7.86
                                                         -----              --------    ----              -------
Non Earning Assets
  Cash & Due From Banks          73,725                             61,854                       71,554
  Other Assets                   37,144                             30,814                       30,059
                               --------                           --------                     --------
Total Assets                   $816,285                           $728,941                     $698,502
                               ========                           ========                     ========
Interest Bearing
Liabilities
  Demand                       $212,615        4,220      1.98    $190,584     3,803    1.99   $179,696     4,026   2.24
  Savings                        62,850        1,411      2.25      64,316     1,503    2.34     71,455     1,659   2.32
Time Certificates of
Deposits
  Less Than $100                116,510        7,636      6.55     135,705     7,280    5.36     89,767     3,308   3.69
  More Than $100                 73,412        3,948      5.38      55,921     3,176    5.68     32,357     1,172   3.62
Federal Funds Purchased
  /Repos                          5,429          347      6.39       4,251       263    6.19      5,136       328   6.39
                               --------     --------     -----    --------  --------    ----   --------   -------   ----

Total Interest Bearing
  Liabilities                   470,816       17,562      3.73     450,777    16,025    3.53    378,411    10,493   2.77

Non Interest Bearing
  Deposits                      254,130            0         0     191,010         0       0    238,190         0      0
                               --------     --------     -----    --------  --------    ----   --------   -------   ----

Total Funding Liabilities       724,946       17,469      2.41     641,787    15,790    2.46    616,601    10,170   1.66
Other Liabilities                 6,737                              7,925                        7,417
Shareholders' Equity             84,602                             79,229                       74,484
                               --------                           --------                     --------
Total Liabilities and
  Shareholders' Equity         $816,285                           $728,941                     $698,502
                               ========                           ========                     ========

Net Interest Income                         $ 45,042      6.39%             $ 40,032    6.29%            $ 36,449   6.11%
                                            ========      =====             ========    ====             ========   ===-
Shareholders' Equity to
  Total Assets                    10.36%                            10.87%                       10.66%
                               ========                           ========                     ========


(1) Non-accrual loans are included in average loan balances, and loan fees earned have been included in interest income on loans.

(2)     Tax exempt securities do not materially affect reported yields.


OTHER OPERATING REVENUE

Other operating income earned during 1996 and 1995 of $7.6 million and $7.3 million, respectively, was primarily from fees and charges assessed against deposit accounts in the normal course of business. Gains on the sale of real estate owned totaled $139 thousand for 1995 and $585 for 1994, with no gains in 1996. Other operating income in 1994 was $10.0 million, including a large, non recurring gain due to the sale of mortgage servicing rights.

The servicing rights retained by the Bank following sale of the mortgage origination operation in 1993 were sold in 1994 for a gain of $2.6 million. The Bank entered into an agreement with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to dispose of any remaining portion of this portfolio by the end of 1994 because, with the sale of the mortgage origination operation, the Bank was no longer a qualified seller/servicer of such loans.

The Mortgage Banking Operation earned fee income on loans originated and gains as loans were sold to permanent investors. Loans for which servicing was retained were conventional mortgages under approximately $200 thousand which were sold to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and other institutional investors. Excess servicing rights were capitalized, and related gains recognized, based on the present value of the servicing cash flows discounted over a period of seven years. When loan prepayments occurred within this period, the remaining capitalized cost associated with the loan was written off. During 1994, the Bank had servicing related income of just over $1 million in connection with the servicing portfolio that was disposed of during that year.


OTHER OPERATING EXPENSE

Total other operating expenses for the Bank were $46 million for the year ended December 31, 1996, compared to $35 million in 1995 and $37 million for 1994. The year ended December 31, 1996 included non recurring charges included in the third quarter related to the merger with Home Bank of over $7 million. Corporate Bank when acquired in January, 1996 had annual operating expenses of $6 million. This expense structure was incorporated into the Bank and addressed to reduce it to efficient levels. This cost control effort was effective but that structure contributed to an increase in operating expense that will not continue in the future. The expense level of the fourth quarter annualized is $40 million. This is indicative of operating expense deemed to be adequate and will be leveraged further as the core middle market business is expanded.


PROVISION FOR LOAN LOSSES

The Bank has made a provision for loan losses in 1996 of $4.4 million compared to $2.1 million in 1995 and $.8 million for 1994. The provision for 1996 was almost entirely part of the restructuring charge made for the Home Bank merger in the third quarter. The relationship between the level and trend of the allowance for loan losses and nonperforming assets, combined with the results of the ongoing review of credit quality, determine the level of provisions.

LEGAL AND REGULATORY

In the normal course of business the Bank occasionally becomes a party to litigation. Based upon consultation with legal counsel, the management believes that pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations.

The Bank has developed a very positive and proactive relationship with its primary regulators. Results of regular safety and soundness examinations have documented the progress the Bank has achieved. Management is committed to the continuation of this process and maintaining our high standing with our regulators.

BLANK PAGE


                                      ILB

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                 Page
                                                                                 ----


1.      Consolidated Statements of Financial Condition as of December 31, 1996
        and 1995;                                                                 38

2.      Consolidated Statements of Income for the Years Ended December 31, 1996,
        1995, and 1994,                                                           39

3.      Consolidated Statements of Changes in Shareholders' Equity for the Years
        Ended December 31, 1996, 1995, and 1994;                                  40

4.      Consolidated Statements of Cash Flows for the Years Ended December 31,
        1996, 1995, and 1994;                                                     41

5.      Notes to Consolidated Financial Statements - December 31, 1996            42

6.      Report of Independent Public Accountants                                  61


                 Consolidated Statements of Financial Condition
                            CU Bancorp and Subsidiary

Amounts in thousands of dollars, except share data                      December 31,
                                                                      1996          1995
                                                                    --------      ---------
Assets
Cash and due from banks                                             $ 81,443      $  67,173
Federal funds sold                                                    24,000         47,100
                                                                    --------      ---------
   Total cash and cash equivalents                                   105,443        114,273

Securities held to maturity (Market value of $162,175 and
   $79,575 at December 31, 1996 and 1995, respectively)              163,002         79,149
Securities available for sale, at market value                        70,242        127,817
                                                                    --------      ---------
      Total Securities                                               233,244        206,966
Loans, (Net of allowance for loan losses of $12,119 and
   $10,043 at December 31, 1996 and 1995, respectively)              464,581        391,806
Premises and equipment, net                                           17,784         15,476
Other real estate owned, net                                             500          4,918
Accrued interest receivable and other assets                          22,658         15,661
                                                                    --------      ---------
Total Assets                                                        $844,210      $ 749,100
                                                                    ========      =========

Liabilities and Shareholders' equity
Deposits:
   Demand, non-interest bearing                                     $275,126      $ 226,307
        Savings and interest bearing demand                          253,180        228,304
   Time deposits under $100                                          127,861        135,693
   Time deposits of $100 or more                                      81,193         63,237
                                                                    --------      ---------
        Total deposits                                               737,360        653,541

Accrued interest payable and other liabilities                        18,337         11,137
                                                                    --------      ---------
   Total liabilities                                                 755,697        664,678
                                                                    --------      ---------
Commitments and contingencies                                              0              0
Shareholders' equity:
   Preferred stock, no par value:
      Authorized -- 10,000,000 shares
      No shares issued or outstanding in 1996 or 1995
   Common stock, no par value:
      Authorized - 24,000,000 shares
      Issued and outstanding - 11,341,690 in 1996, and                75,790         70,123
   10,537,289 in 1995

Retained earnings                                                     12,600         13,818
Unrealized gain on securities available for sale, net of taxes           123            663
Unearned Compensation                                                      0           (182)
                                                                    --------      ---------
Total Shareholders' equity                                            88,513         84,422
                                                                    --------      ---------
Total liabilities and shareholders' equity                          $844,210      $ 749,100
                                                                    ========      =========


The accompanying notes are an integral part of these consolidated statements.

                            Consolidated Statements of Income
                                CU Bancorp and Subsidiary

Amounts in thousands of dollars, except per share data        For the years ended December 31,
                                                               1996         1995         1994
                                                             -------      -------      --------
Revenue from earning assets:
    Interest and fees on loans                               $47,989      $41,336      $ 33,964
    Interest on investment securities                         12,289       12,207        11,215
    Interest on time deposits with other financial
     institutions                                                  0            3            44

    Interest on federal funds sold                             2,326        2,511         1,719
                                                             -------      -------      --------
     Total revenue from earning assets                        62,604       56,057        46,942
                                                             -------      -------      --------

Cost of funds:
  Interest on savings and interest bearing demand              5,631        5,306         5,685
  Interest on time deposits under $100                         7,636        7,280         3,307
  Interest on time deposits of $100 or more                    3,948        3,176         1,172
  Interest on federal funds purchased & securities sold
  under agreements to repurchase and other
    borrowings                                                   347          263           329
                                                             -------      -------      --------

     Total cost of funds                                      17,562       16,025        10,493
                                                             -------      -------      --------
   Net revenue from earning assets before
     provision for  loan losses                               45,042       40,032        36,449


Provision for loan losses                                      4,400        2,100           800
                                                             -------      -------      --------
   Net revenue from earning assets                            40,642       37,932        35,649
                                                             -------      -------      --------

Other operating revenue:
   Service charges and other fees                              7,508        6,716         5,830
  Other fees and charges - mortgage banking                        0            0         1,130
  Gain on sale of mortgage servicing portfolio                     0          383         2,572
  Gain on sale of other real estate owned                          0          139           585
  Gain (loss) on sale of investment securities                   114           53          (130)
                                                             -------      -------      --------
        Total other operating revenue                          7,622        7,291         9,987
                                                             -------      -------      --------

Other operating expenses:
  Salaries and related benefits                               20,867       17,175        16,423
    Selling expenses - mortgage loans                              0            0           333
    Occupancy expense, net                                     6,331        4,845         4,338
  Other operating expenses                                    18,753       13,033        15,500
                                                             -------      -------      --------
     Total other operating expenses                           45,951       35,053        36,594
                                                             -------      -------      --------

Income before provision for income taxes                       2,313       10,170         9,042
Provision for  income taxes                                    1,604        3,512         3,149
                                                             -------      -------      --------
Net income                                                   $   709      $ 6,658      $  5,893
                                                             =======      =======      ========

Earnings per common and equivalent share                     $  0.06      $   .62         .$.56
                                                             =======      =======      ========


The accompanying notes are an integral part of these consolidated financial statements.

                Consolidated Statements of Changes in Shareholders' Equity
                                CU Bancorp and Subsidiary

Amounts in thousands of dollars
   except share data

                                 Number of    Amount                      Unrealized Gain
                                  Common        of        Retained    (Loss) on Securities     Unearned
                                  Shares      Common      Earnings      Available for Sale   Compensation    Total
                                ----------    -------     --------     -------------------   ------------   -------
Balance at December 31, 1993     9,760,083    $64,806     $8,606              $989                          $74,401

   Exercise of stock options         2,305         14          0                                                 14
   Exercise of director
    warrants                        42,012        175          0                                                175

   Cash dividend declared
      ($.12 per share)                                    (1,141)                                            (1,141)
   Stock  dividend issued          266,119      1,889     (1,889)                                                 0
                                  --------    -------
   Unrealized gain (loss) on
     securities available for
     sale, net of tax                                                       (3,945)                          (3,945)
                                                                            ------

   Net income for the year                                 5,893                                              5,893
                                                           ----                                               -----

Balance at December 31, 1994    10,070,519     66,884     11,469            (2,956)                          75,397

   Exercise of stock options        32,454        204                                                           204
   Exercise of director
     warrants                      135,024        562                                                           562

   Cash dividend declared
      ($.20 per share)                                    (2,021)                                            (2,021)
   Stock  dividend issued          280,292      2,288     (2,288)                                                 0
   Restricted stock issued          19,000        185                                           $(185)            0
                                ----------    -------
   Compensation expense                                                                             3             3
                                                                                               ------
   Unrealized gain (loss) on
     securities available for
       sale, net of tax                                                      3,619                            3,619
                                                                            ------

   Net Income for the year                                 6,658                                              6,658
                                                         -------                                             ------

Balance at December 31, 1995    10,537,289     70,123     13,818               663               (182)       84,422
                                                                                               ------

   Exercise of stock options       152,337        990                                                           990
   Exercise of director
   warrants
   Cash dividend declared
      ($.17 per share)                                    (1,927)                                            (1,927)
   Stock issued in acquisition     648,872      4,763                                                         4,763
   Restricted stock issued          11,250          0                                                             0
   Restricted stock retired         (8,058)       (86)                                                          (86)
                               -----------    -------
   Compensation expense                                                                           182           182
                                                                                               ------
   Unrealized gain (loss) on
     securities available for
     sale, net of tax                                                         (540)                            (540)
                                                                            ------

   Net Income for the year                                   709                                                709
                                                         -------                                             ------

Balance at December 31, 1996    11,341,690    $75,790    $12,600              $123                  0       $88,513
                                ==========    =======    =======            ======             ======       =======



The accompanying notes are an integral part of these consolidated statements

                          Consolidated Statements of Cash Flows
                                CU Bancorp and Subsidiary

Amounts in thousands of dollars                                    For the years ended December 31,
                                                                1996            1995            1994
                                                              ---------       ---------       ---------
Cash flows from operating activities
Net income                                                    $     709       $   6,658       $   5,893
                                                              ---------       ---------       ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for depreciation and amortization                    1,671           1,450           1,172
   Amortization of real estate mortgage servicing rights              0               0              15
   Provision for losses on loans                                  4,400           2,100             800
   Provision (benefit) of deferred taxes                           (979)          1,138          (1,180)
   Loss (gain) on sale of investment securities, net               (114)            (53)            130
   Increase/(decrease) in other assets                           (5,665)           (785)          3,781
   Increase/(decrease) in other liabilities                       2,222          (2,845)         (3,035)
   (Increase)/decrease in accrued interest receivable             3,411           1,576          (2,187)
   Amortization of deferred loan fees and costs                    (226)         (1,094)           (818)
   Amortization of deferred compensation                            182               0               0
   Net loss on sale of premises, furniture and equipment              0              26               2
   Net loss on sale of other real estate owned                    1,540             614             488
   Increase/(decrease) in accrued interest payable                  134            (364)            542
   Net amortization of (discount)/premium on investment
      securities                                                    806           2,134           2,283
                                                              ---------       ---------       ---------

      Total adjustments                                           7,382           3,897           1,993
                                                              ---------       ---------       ---------
      Net cash provided by operating activities                   8,091          10,555           7,886
                                                              ---------       ---------       ---------

Cash flows from investing activities
Proceeds from investment securities sold or matured             244,719          79,082          87,401
Purchase of investment securities                              (267,550)        (39,905)       (129,683)
Purchase of business                                             18,316               0               0
Net decrease in time deposits with other financial
 institutions                                                         0               0           1,377

Proceeds  from sale of other real estate owned                    4,216           3,521           1,693
Proceeds from sale of premises and equipment                          0              11             501
Purchases of premises and equipment, net                         (3,645)         (2,435)         (3,662)
Net (increase)/decrease in loans                                (31,442)        (36,684)        (33,380)
                                                              ---------       ---------       ---------
      Net cash provided (used in) by investing
        activities                                              (35,926)          3,590         (76,253)
                                                              ---------       ---------       ---------


Cash flows from financing activities
Net increase/(decrease) in demand, savings and
  interest bearing deposits                                      22,030         (34,581)         34,177

Net increase/(decrease) in time  deposits                        (2,002)         31,672          47,546
Net increase/(decrease) in securities sold under
  agreements to repurchase                                            0            (100)         (3,900)

Proceeds from exercise of stock options and director
  warrants                                                          990             766             189

Restricted stock retired                                            (86)              0               0
Cash dividend paid or declared                                   (1,927)         (2,022)         (1,141)
                                                              ---------       ---------       ---------
      Net cash provided (used) by financing activities           19,005          (4,265)         76,871
                                                              ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents             (8,830)          9,880           8,504
Cash and cash equivalents at beginning of year                  114,273         104,393          95,889
                                                              ---------       ---------       ---------
Cash and cash equivalents at end of year                      $ 105,443       $ 114,273       $ 104,393
                                                              =========       =========       =========

Supplemental disclosure of cash flow information
Cash paid during the year:
  Interest                                                    $  17,428       $  15,613       $  10,406
  Taxes                                                           4,018           5,281           3,785

Supplemental disclosure of noncash investing
  activities:
  Loans transferred to OREO                                       1,340           6,878           1,710


The accompanying notes are an integral part of these consolidated statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CU BANCORP AND SUBSIDIARY
DECEMBER 31, 1996
(Amounts in thousands unless otherwise specified)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

CU Bancorp, a bank holding company (the Company), is a California corporation. The accounting and reporting policies of the Company and its subsidiary conform with generally accepted accounting principles and general practice within the banking industry. The following comments describe the more significant of those policies.

(a) Principles of Consolidation --
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, California United Bank (the Bank). All significant transactions and accounts between the Company and the Bank have been eliminated in the consolidated financial statements.

(b) Investment Portfolio --
The Bank's investment portfolio is separated into two groups, Securities Held to Maturity and Securities Available for Sale. Securities are segregated in accordance with management's intention regarding their retention. Accounting for each group of securities follows the requirements of Statement of Financial Accounting Standards (SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities".

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

The Bank adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loans observable market price, or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded balance of the loan, the impairment is recorded through a valuation allowance included in the allowance for loan losses. The Bank had previously measured the allowance for loan losses using methods similar to the prescribed in SFAS 114. As a result, no additional provision was required by the adoption of this pronouncement.

The Bank considers all loans impaired when it is probable that both interest and principal will not be collected in accordance with the contractual terms of the agreement. All loans that are ninety days or more past due are automatically included in this category. An impaired loan will be charged off when the Bank determines that repayment of principal has become unlikely or subject to a lengthy collection process. All loans that are six months or more past due and not well secured or in the process of collection are charged off.

(d) Premises and Equipment --
Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of the asset. Amortization is computed on the straight-line method over the useful life of leasehold improvements or the remaining term of the lease, whichever is shorter.

(e) Intangible Assets --
Goodwill arising from the acquisition of Torrance National Bank in 1990 and the acquisition of Corporate Bank in 1996 has been recorded as an asset and is being amortized to expense using the straight-line method over 15 and 10 years, respectively. The total amount of goodwill included in other assets was $6,125 at December 31, 1996, and $4,374 at December 31, 1995. Intangible assets are reviewed each year to determine if circumstances related to their valuation have been materially effected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.

(f) Other Real Estate Owned --
Other real estate owned, acquired through direct foreclosure or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair market value less estimated selling expenses. When a property is acquired, any excess of the loan balance over the estimated fair market value is charged to the allowance for loan losses. Subsequently, the assets are recorded at the lower of the new cost basis at foreclosure or fair market value less estimated selling expenses. During the time the property is held, all related expenses are included in operating expense. Subsequent write-downs, if any, are included in other operating expenses in the period in which they become known. Gains or losses on sales are recorded in conformity with standards which apply to accounting for sales of real estate. The Bank had $500 thousand other real estate owned at December 31, 1996 compared to $4.9 million at December 31, 1995.

(g) Interest Rate Derivatives --
The Company may from time to time enter into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized over the life of the agreements as an adjustment to interest expense. No interest rate hedging agreements were in place in 1996,1995, or 1994.

Fees received in connection with loan commitments are deferred in other liabilities until the loan is advanced and are then recognized over the term of the loan as an adjustment of the yield. Fees on commitments that expire unused are recognized in fees and commission revenue at expiration. Fees received for guarantees are recognized as fee revenue over the term of the guarantees.

(h) Income Taxes --
Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

(i) Earnings Per Share (amounts in whole numbers) --

Earnings per share are computed based on the weighted average number of shares and common stock equivalents outstanding during each year of 11,621,969 in 1996, 10,743,833 in 1995, and 10,475,970 in 1994. Common stock equivalents include the number of shares issuable on the exercise of outstanding options and warrants reduced by the number of shares that could have been purchased with the proceeds from the exercise of the options and warrants plus any tax benefits, based on the higher of the average or the period end price of common stock.

(j) Statements of Cash Flows--
The Company presents its cash flows using the indirect method and reports certain cash receipts and payments arising from customer loans and deposits, and deposits placed with other financial institutions on a net basis. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally federal funds are sold for one-day periods.

(k) Post-Retirement Benefits --
The Company provides no post-retirement benefits. Accordingly the accounting prescribed by SFAS No. 106 "Accounting for Post-Retirement Benefits" has no effect on the Company's consolidated financial statements.

(l) Stock-Based Compensation --
In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 "Accounting for Stock-Based Compensation". Under the accounting method that has been in effect prior to the effective date of this statement, if options were granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense was recognized. SFAS 123 establishes a second accounting method for employee stock options under which issuers record compensation expense over the period they are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model attributes fair value to the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the Company would recognize compensation expense regardless of whether the officer or director exercised the options. In SFAS 123, the FASB has indicated its preference for the new method. However, the statement permits entities to retain the prior accounting method for options granted. The Company believes that the prior method better reflects the motivation for its issuance of stock options - that they are incentives for future performance rather than compensation for past performance. Therefore, in adopting SFAS 123 on January 1, 1996, the Company chose to continue to account for its stock option plans in accordance with the prior method. SFAS 123 requires entities that elect to retain the prior method to present proforma disclosures of net income and earnings per share as if the new method had been applied. The Company presents these disclosures in Note 12.

(m) Reclassifications --
Certain amounts have been reclassified in the prior years to conform to classifications followed in 1996.

(n) Accounting Estimates--
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  MERGERS AND ACQUISITIONS -

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

Using the pooling-of-interests method of accounting, the assets, liabilities, equity and results of operations for all prior periods have been restated to include CU Bancorp and Home Interstate Bancorp as if they had been combined from the beginning of the earliest period presented. There were no intercompany eliminations or adjustments for accounting changes that were required in presenting the combined history for the two companies. Revenues and earnings of the two separate companies, relating to prior to the merger date of August 9, 1996, that are included in the combined income statements are as follows.

                                         CU Bancorp         Home Interstate Bancorp
Six months ended June 30, 1996:
   Net revenue from earning assets
     before provision for loan losses     $9,762                $12,270
   Net income                              1,360                  1,991

Twelve months ended December 31, 1995
   Net revenue from earning assets
     before provision for loan losses      15,536                24,496
   Net income                               2,894                 3,764

Twelve months ended December 31, 1994
   Net revenue from earning assets
     before provision for loan losses      13,881                22,568
   Net income                               2,574                 3,319

On January 12, 1996, the Company completed the acquisition of Corporate Bank, a Santa Ana, California based commercial bank. The acquisition was accounted for as a purchase. The Company issued 649 thousand shares of common stock, and paid $1.7 million in cash, for a total purchase price of $6.5 million. The acquired operations of Corporate Bank have been included in the Statement of Income from the acquisition date of January 12, 1996. The Company's income for 1996 would not have been materially different if the combination had been completed as of January 1, 1996. The pro forma results of operations for the twelve months of 1995, had the acquisition been completed on January 1, 1995, would have been as follows:

Net revenue from earning assets
  before provision for loan losses        $44,756
Income before provision for income taxes    9,424
Net income                                  6,152
Earnings per common and                   $   .54
equivalent share

The fair value of assets acquired from Corporate Bank was $72.7 million, with liabilities assumed of $68.6 million. Cash and cash equivalents acquired, net of cash paid, totaled $18.3 million. Goodwill of $2.4 million generated by the purchase transaction is being amortized on a straight line basis over a ten year period.

The third quarter 1996 included a charge of $11.5 million comprised of several large expenses reflecting the costs of completing the merger activity with Home Interstate Bancorp and valuing the loan and real estate portfolios on a single consistent and conservative basis. A loan loss provision of $4.1 million, plus an additional loss of $2.6 million related to real estate owned was recorded. This was a result of combining the valuation reserve methodologies of California United Bank and Home Bank, as well as reflecting the ongoing intent of the merged bank to manage potential problems in the portfolio aggressively and maintain conservative standards for valuation. Other large expenses for the quarter include the costs of terminating the existing data processing contracts for the combining banks, converting all major operating systems to a single platform, payments to employees for severance and other agreements and the various legal, advisory and accounting fees associated with the merger itself.

3. NATURE OF OPERATIONS -

The Bank is among the largest independent banks headquartered in Southern California. It serves middle market businesses and consumers throughout Southern California. It serves middle market businesses and consumers throughout Southern California from 21 branches in Westwood, the San Gabriel and San Fernando valleys, The South Bay, and Los Angeles, Ventura and Orange counties. In addition to a comprehensive range of commercial banking products and services, the Bank also offers specialty banking expertise in the areas of SBA lending, international trade services, entertainment finance, investment services and private banking services.


4. AVERAGE FEDERAL RESERVE BALANCES -

The average cash reserve balances required to be maintained at the Federal Reserve Bank, under the Federal Reserve Act and Regulation D, were approximately $8 million and $13 million for the years ended December 31, 1996 and 1995, respectively.


5. INVESTMENT PORTFOLIO -

A summary of Securities held to Maturity at December 31, 1996 and 1995, is as follows:

                                                     Gross      Gross       Estimated
                                       Amortized  Unrealized  Unrealized      Market
                                          Cost       Gains      Losses        Value
                                        --------  ----------    ------      --------
1996
U.S. Treasury securities                $ 72,910      $124      $  440      $ 72,594
U.S. Government agency securities          6,033        12          48         5,997
Mortgage backed securities                74,544        44         499        74,089
Obligations of state and political
 subdivisions                              8,964        19          39         8,944
Corporate Securities                         551         1           1           551
                                        --------      ----      ------      --------
Total portfolio                         $163,002      $200      $1,027      $162,175
                                        ========      ====      ======      ========

1995
U.S. Treasury securities                $ 72,051      $685      $  244      $ 72,492
U.S. Government agency securities             31         0           0            31
Obligations of state and political
  subdivisions                             6,414         5          25         6,394
Corporate Securities                         653         5           0           658
                                        --------      ----      ------      --------
Total  portfolio                        $ 79,149      $695      $  269      $ 79,575
                                        ========      ====      ======      ========


A summary of securities available for sale for December 31, 1996 and 1995 is as follows:


                                                     Gross       Gross      Estimated
                                       Amortized   Unrealized  Unrealized     Market
                                          Cost       Gains      Losses        Value
1996
U.S. Treasury securities                $ 37,378      $  189      $ 21      $ 37,546
U.S. Government agency securities          8,546          44        20         8,570
Mortgage backed securities                 8,169          34        20         8,183
Obligations of state and political
  subdivisions                             3,504           3        42         3,465
Corporate Securities                      10,910          28        39        10,899
Equity securities                            380          62        14           428
Federal Reserve Bank stock                 1,151           0         0         1,151
                                        --------      ------      ----      --------
Total  portfolio                        $ 70,038      $  360      $156      $ 70,242
                                        ========      ======      ====      ========

1995
U.S. Treasury securities                $ 93,079      $  963      $ 86      $ 93,956
Mortgage backed securities                 5,769         143         0         5,912
Obligations of state and political
  subdivisions                             7,165          33        40         7,158
Corporate Securities                      19,140         121        45        19,216
Equity securities                            380          66        22           424
Federal Reserve Bank stock                 1,151           0         0         1,151
                                        --------      ------      ----      --------
Total  portfolio                        $126,684      $1,326      $193      $127,817
                                        ========      ======      ====      ========

Investments with a book value of $40 million and $45 million were pledged as of December 31, 1996 and 1995, respectively, to secure court deposits and for other purposes as required or permitted by law. Included in interest on investments in 1996, 1995, and 1994, is $376, $219, and $738, respectively, of interest from tax-exempt securities.

The amortized cost and market value of debt securities as of December 31, 1996, by maturity, are shown below.

                                                                  Estimated
Securities Held to Maturity     Amortized Cost        Yield      Market Value
---------------------------     --------------        -----      ------------
Due in one year or less              $24,727          5.0%         24,662
Due after one through five
   years                              56,650           5.86        56,351
Due after five years                  81,625           6.50        81,162

                                                                 Estimated
Securities Available for Sale   Amortized Cost       Yield      Market Value
-----------------------------   --------------       -----      ------------
Due in one year or less              $37,418          6.2%        $37,501
Due after one through five
  years                               25,331           6.0         25,360
Due after five years                   5,756           7.2          5,802

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

In December 1995, as permitted by a Special Report of the Financial Accounting Standards Board "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", the Bank made a one time transfer of investment securities into the Available for Sale portfolio. These securities had an amortized cost and estimated market value of $5,769 and $5,912, respectively.

Proceeds from the sales and maturities of debt securities during 1996, 1995, and 1994 were $244,179, $79,082, and $87,400, respectively. Gross gains of $114,
$180 and $15 and were realized on those transactions. Gross realized losses on sales transactions totaled $127 and $145 in 1995 and 1994, with no losses being realized in 1996.


6. LOANS -

The loan portfolio, net of unamortized deferred fees of $1,393 at December 31, 1996, and $1,438 at December 31, 1995, consisted of the following:

                                             December 31,
                                          1996           1995
                                       ---------       ---------
Commercial and industrial loans        $ 260,143       $ 244,533

Real estate loans -- construction         23,597          16,933
Real estate loans -- other               152,479         108,652
Consumer and other loans                  40,481          31,731
                                       ---------       ---------
Gross Loans                              476,700         401,849
Less - Allowance for loan losses         (12,119)        (10,043)
                                       ---------       ---------
Net loans                              $ 464,581       $ 391,806
                                       =========       =========

At December 31, 1996, the Bank had $1.4 million in impaired loans, against which a loss allowance of $264 thousand has been provided. There were no impaired loans for which no loss allowance has been provided. The recorded loss allowance for all impaired loans has been calculated based on the present value of expected cash flows discounted at the loan's effective interest rate. All impaired loans are on nonaccrual status, and as such no interest income is recognized. The Bank had an average investment in impaired loans of approximately $3.7 million for the year ended December 31, 1996, and $5.0 million for the year ended December 31, 1995.

Total non-performing loans were $1.4 million and $4.4 million at December 31, 1996 and 1995, respectively. The interest income, which would have been recognized had non-accrual loans been current, amounted to $52, $304, and $419, in 1996, 1995, and 1994, respectively. No interest income has been reported on non-accrual loans for the years 1996, 1995, or 1994.

An analysis of the activity in the allowance for loan losses is as follows:


                                                  1996            1995          1994
                                                --------       --------       --------
Balance, beginning of period                    $ 10,043       $ 10,245       $ 10,086
Loans charged off                                 (6,728)        (3,572)        (3,438)
Recoveries on loans previously charged off         1,552          1,270          2,797
Reserve of acquired bank                           2,852
Provision for loan losses                          4,400          2,100            800
                                                --------       --------       --------
Balance, end of period                          $ 12,119       $ 10,043       $ 10,245
                                                ========       ========       ========


7.  LOANS TO RELATED PARTIES -

At December 31, 1996, the Company had loan balances of $60 thousand or more involving related parties ( Officers, Directors and their affiliates) of $565 thousand. The balance of $1.1 million in loans to related parties at December 31, 1995, has been reduced by repayments totaling $494 thousand during 1996. In the opinion of the management of the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features.


8.  PREMISES AND EQUIPMENT -

Book value of premises and equipment is as follows:

                                                           December 31,
                                                       1996          1995
                                                      -------      -------
Furniture, fixtures and equipment                     $15,226      $11,408
Land and improvements                                   7,575        7,701
Building and Improvements                               8,457        8,561
Leasehold improvements                                  2,029        1,108
                                                      -------      -------
Cost                                                   33,287       28,778
Less - accumulated depreciation and amortization       15,503       13,302
                                                      -------      -------
Net Book Value                                        $17,784      $15,476
                                                      =======      =======

The amounts of depreciation and amortization included in noninterest expense were $1,671, $1,450, and $1,172 for the years ended December 31, 1996, 1995 and 1994, respectively, and are based on estimated lives of 1 to 10 years for furniture, fixtures and equipment, 1 to 30 years for leasehold improvements, and 5 to 40 years for buildings and improvements.

The Bank leases facilities under renewable operating leases. Rental expense for premises included in occupancy expenses were $1.8 million in 1996, $1.2 million in 1995 and $1.1 million in 1994. As of December 31, 1996, the approximate future lease payable under the lease commitments is as follows:

      Year ended December 31, --
      1997                             $1,743
      1998                              1,702
      1999                              1,597
      2000                                933
      2001                                619
      Thereafter                        3,341


9.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -

Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract that both imposes contractual obligations and rights to exchange cash, and/or other financial instruments on the parties to the transaction.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash,  Due From Banks and Federal Funds Sold
For these short term investments , the carrying amount is a reasonable estimate of fair value.

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

Off Balance Sheet Items
The Bank's loan commitments are generally for variable rate loans representing current market rates of interest. The Bank's letters of credit are generally short term and are at terms consistent with the current market. Current valuation of these off balance sheet instruments is immaterial. See note 14 for further description of these commitments.

                                 December 31, 1996          December 31, 1995
                             Book Value,   Estimated    Book Value,    Estimated
                                 Net       Fair Value       Net       Fair Value
                             -----------   ---------    -----------    ---------
Cash & Due From Banks        $ 81,443      $ 81,443      $ 67,173      $ 67,173
Federal Funds Sold             24,000        24,000        47,100        47,100
Securities                    233,244       232,417       206,966       207,393
Loans                         464,581       471,148       391,806       398,468
Deposits                      737,360       739,411       653,541       654,540
Other Borrowed Money            4,090         4,090         3,768         3,768
Off Balance Sheet Items             0             0             0             0

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


10.  INCOME TAXES -

The provisions (benefits) for income taxes for the years ended December 31, 1996, 1995 and 1994 for financial reporting were as follows:

                                                 1996         1995        1994
                                               -------       ------      -------
Current -
   Federal                                     $ 2,140       $2,031      $ 3,852
   State                                           443          899          459
                                               -------       ------      -------
        Total current provision                  2,583        2,930        4,311
Deferred -
   Federal                                        (721)         571       (1,389)
   State                                          (258)          11          227
                                               -------       ------      -------
        Total deferred provision (benefit)        (979)         582       (1,162)
                                               -------       ------      -------
        Total provisions for income taxes      $ 1,604       $3,512      $ 3,149
                                               =======       ======      =======


As of December 31, 1996 and 1995, the temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                           December 31,
                                                        1996          1995
                                                      -------       -------
Allowance for loan losses                             $ 4,139       $ 3,631
Depreciation                                              141            50
Other expense accruals                                  2,967           996
Real estate owned                                       1,896           718
Other                                                     189            34
                                                      -------       -------
        Total deferred tax assets                       9,332         5,422

Investment securities                                    (281)         (272)

Unrealized gain on securities available for sale          (81)         (471)

State tax expense                                        (345)           12

Difference in tax and book basis of land               (1,997)       (1,814)
Leases                                                   (521)         (157)
                                                      -------       -------
       Total deferred tax liabilities                  (3,225)       (2,702)
Valuation allowance                                    (1,334)       (1,218)
                                                      -------       -------
Net deferred tax asset                                $ 4,773       $ 1,502
                                                      =======       =======

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

The provisions (benefits) for income taxes varied from the Federal statutory rate of 34% for 1996, 1995, and 1994, for the following reasons:

                                             1996                      1995                    1994
                                     Amount         Rate      Amount          Rate      Amount      Rate
                                    -------      -------      -------      -------      -------      ---
Provisions (benefit) for
  income at statutory rate          $   786           34%     $ 3,458           34%     $ 3,074       34%

Interest on state and
  municipal bonds and other
  tax exempt transactions              (114)          (5)        (148)          (2)        (258)      (3)

State franchise taxes, net of
  federal income tax benefit            122            5          401            4          419        5
Goodwill amortization                   228           10          153            2          150        2
Non deductible acquisition costs        559           24            0            0
Reversal of contingency reserve           0            0         (377)          (2)           0        0
Other, net                               23            1           25            0         (236)      (3)
                                    -------      -------      -------      -------      -------      ---
                                    $ 1,604           69%     $ 3,512           35%     $ 3,149       35%
                                    =======      =======      =======      =======      =======      ===


The total net deferred tax asset of $4,773 in 1996 and $1,502 in 1995 is included in Accrued Interest Receivable and Other Assets in the Consolidated Statements of Financial Condition.

The Bank had no operating loss carryforwards at December 31, 1996 or 1995.


11.  EMPLOYEE BENEFIT PLANS -

Home Bank had a non-contributory pension plan covering all employees over 21 years of age with one year of continuous service. Effective January 31, 1994, the Company discontinued further accrual of benefits. In January, 1995, the Company notified all participants of the intent to terminate the plan effective April 13, 1995. All plan assets were distributed during 1996. No pension costs were realized in 1996. Pension costs for previous years included:

                                                     1995          1994
                                                  ---------     ---------
Interest cost on projected benefits obligation    $ 162,864     $ 130,044
Actual return on plan assets                       (370,451)       26,945
Net amortization and deferral                       136,661      (239,827)
                                                  ---------     ---------
  Total pension costs                             $ (70,926)    $ (82,838)
                                                  =========     =========

The company had no remaining liability under this plan at December 31, 1996. The plan's funded status and amounts recognized in the Company's consolidated statements of financial condition at December 31, 1995 was as follows.

                                                         1995
                                                        ------
Actuarial present value of benefits obligations:
  Accumulated benefit obligation                        $2,508
  Vested benefit obligation                             $2,433

Plan assets at fair value                               $3,735
Projected benefit obligation                             2,508

Plan assets in excess of projected benefit
  obligation                                             1,227
Unrecognized net loss                                      143
Unrecognized net transition asset at initial
  application of SFAS 87                                   (38)
                                                        ------
  Prepaid pension cost included in plan assets          $1,332
                                                        ======

The principal assumptions were:
  Discount rates                                         7.25%
  Rates of increase in compensation levels               5.76%
  Expected long term rate of return on plan assets       7.50%

12.  SHAREHOLDERS' EQUITY -

The Company has five employee stock option plans, two non-employee director stock option plans, one non-employee director warrant plan, and two restricted stock plans. Options are granted under the employee plans and the restricted stock plans based on the individual's and the Company's performance. They vest on a straight line basis over a five year period. The maximum term of the options is ten years.

The following table summarizes plan activity and outstanding options.

                                                 1996                           1995                 1994
                                                 ----                           ----                 ----
                                                         Weighted                  Weighted              Weighted
                                                         Average                   Average               Average
                                          Options          Price         Options     Price     Options     Price
                                          -------          -----         -------     -----     -------     -----
Employee Plans
January 1,                                887,681          $6.21         810,371     $6.13     556,515     $5.94
Granted                                   242,600          10.20         116,780      7.07     280,796      6.64
Exercised                                 137,217           6.44          17,332      6.76       2,305      6.08
Canceled                                   17,438           6.99          22,138      7.54      24,625      7.51
                                          -------          -----         -------     -----     -------     -----
December 31,                              975,626          $7.15         887,681     $6.21     810,371     $6.13
                                          =======          =====         =======     =====     =======     =====
Price Range of Options                                 $4.75 - $15.21
                                                       ==============


Exerciseable                              515,711         $6.16          402,260     $6.06     204,433     $5.95
                                          =======         ======         =======    ======     =======     =====

Non-Employee Director Plans
January 1,                                78,490           $6.27          72,860     $5.96      45,360     $5.78
Granted                                   20,000           10.50          29,500      6.90      27,500      6.25
Exercised                                 15,120            5.79          15,120      5.78           0         0
Canceled                                  14,000            8.03           8,750      6.61           0         0
                                          ------           -----          ------    ------      ------     -----
December 31,                              69,370           $7.24          78,490     $6.27      72,860     $5.96
                                          ======          ======          ======    ======      ======     =====
Price Range of Options                                 $5.79 - $10.50
                                                       ==============
Exerciseable                              32,495           $6.16          37,615    $5.89      45,360     $5.78
                                          ======          ======          ======    ======     ======     =====

Total Option Plans
January 1,                                966,171          $6.21         883,231    $6.12     601,375     $5.62
Granted                                   262,600          10.22         146,280     7.03     308,296      6.61
Exercised                                 152,337           6.38          32,452     6.30       2,305      6.08
Canceled                                   31,438           7.45          30,888     7.28      24,635      7.51
                                        ---------          -----         -------    -----     -------     -----
December 31,                            1,044,996          $7.16         933,171    $6.20     883,231     $6.12
                                        =========          =====         =======    ======    =======     =====
Price Range of Options                                 $4.75 - $15.21
Weighted Average                                       ==============
Remaining Contractual Life                              6.04 years
                                                        ==========

Exerciseable                              548,206          $6.16         441,375    $6.05     250,793     $5.93
                                          =======         ======         =======    =====     =======     =====

Weighted Average Fair Value of Grants      $1,008                           $366
                                          =======                           ====


There are 2,083,075 authorized options under the five Employee Plans with 975,626 options outstanding with a weighted average price of $7.15 Two of these plans with 750,075 shares authorized have expired although 289,330 options issued under these plans remain outstanding. All grants are made at current market value of the stock and can be issued either as Incentive stock options or non qualified stock options. The prices these options were granted under range from $4.75 to $15.21. Shares available for grant total 564,551. The three active plans will expire between 2003 and 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions used in valuing the options granted in 1996 and 1995 were that the risk-free interest rate was approximately

6.5%, the expected lives of the options granted was 6 years, the dividend yield would be 2.5%, and the volatility of the stock price would be 40%. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for any of the option plans. The options are granted at the current market value of the stock, which reflects the fact that the issuance of options is intended to motivate future performance. Had compensation cost been recorded based on the fair value at grant dates, for grants subsequent to January 1, 1995, using methods described in FASB Statement 123, Accounting for Stock-based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            1996              1995
                                            ----              ----
Net income         As reported              $709             $6,658
                   Pro forma                 620              6,607

Earnings per share As reported              $.06              $.62
                   Pro forma                 .05               .61

In 1987, a special stock option plan was approved that is limited to directors of the Company. Each of the directors of the Company, at the time the special stock option plan was approved, received stock options to purchase 15,120 shares at $5.78 per share, which was in excess of the then prevailing market price. The options vested over a five year period with a maximum term of ten years. In both 1996 and 1995 15,120 options were exercised at $5.78 per share. At December 31, 1996 15,120 options remain outstanding with an exercise price of $5.78. There are no remaining options available for grant under the 1987 special stock plan.

In 1994, a non-employee director stock option plan was approved and options were granted to purchase 27,500 shares at $6.25 per share. During 1995, 29,500 options were granted at $6.90 per share. During 1996, 20,000 options were granted at $10.50 per share. The options granted under this plan are granted each year to the existing directors. The options vest over a five year period with a maximum term of ten years. Options are issued at prices equal to the market price at the date of grant. During 1996 14,000 options with weighted average exercise price of $8.03 were canceled and during 1995 8,750 options with weighted average exercise price of $6.61 were canceled.

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

In 1994, warrants to purchase 7,500 shares of common stock at the fair market value at date of grant of $7.125 per share, with an expiration date of February 1, 1999 , were issued to the former chairman of the board.

During 1995, the Company's shareholders approved adoption of a CU Bancorp 1995 Restricted Stock Plan, providing for the issuance of Common Stock to employees, subject to restrictions on sale or transfer. The restrictions on sale or transfer expire over a period of five years. During 1995, 19,000 restricted shares were issued with a market value of $185. This amount was recorded as unearned compensation and is shown as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the five year vesting period, with expense of $182 and $3 recorded for 1996 and 1995. The restrictions on these shares lapsed when the merger with Home Interstate Bancorp closed in August 1996 because that merger constituted a change of control under the Plan.

During 1996, the Company's shareholders approved adoption of a CU Bancorp 1996 Restricted Stock Plan, providing for the issuance of 175,000 shares of Common Stock to employees, subject to restrictions on sale or transfer. The restrictions on sale or transfer expire over a period of five years. No shares have been granted under this plan at December 31, 1996.

13.  CAPITAL -

Total shareholders' equity was over $88 million at December 31, 1996, compared to $84 million at year-end 1995. This increase was due to stock issued in the acquisition of Corporate Bank, earnings, and the exercise of stock options, offset by dividends paid for the year. The Bank is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1996 and 1995, the Bank's capital levels substantially exceeded the "well capitalized" standards, the highest classification established by bank regulators.

CAPITAL RATIOS

                                                         REGULATORY STANDARDS
                                 ------------------------------------------------------------------------------
                                 DECEMBER 31, 1996      DECEMBER 31, 1995       WELL-CAPITALIZED        MINIMUM
                                 -----------------      -----------------       ----------------        -------
Total Risk Based Capital               15.6%                  16.2%                   10.0%               8.0%
Tier 1 Risk Based Capital              14.4                   14.9                     6.0                4.0
Equity to Average Assets                9.7                   10.5                     5.0                3.0

During 1996, the Company declared and paid dividends totaling $.17 per share. Because of the expenses and adjustments related to the merger in the third quarter of 1996, this represents a payout ratio of approximately 270%. Dividends declared in 1995 totaled $.20 per share, for a 32% payout ratio. Subsequent to year end, the Company declared a dividend of $.07 per share payable to shareholders of record on February 14, 1997, which would represent a 33% payout ratio on earnings for the fourth quarter of 1996.

As of December 31, 1996, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that there have been no conditions or events since that notification that should have changed the institution's category.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND COMMITMENTS AND CONTINGENCIES -

The consolidated statements of financial condition do not reflect various commitments relating to financial instruments which are used in the normal course of business. These instruments include commitments to extend credit, standby and commercial letters of credit, and interest rate floor and swap agreements. These financial instruments carry various degrees of credit and market risk. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Market risk is the possibility that future changes in market prices may make a financial instrument less valuable. Management does not anticipate that the settlement of these financial instruments will have a material adverse effect on the Bank's financial position or results of operation.

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

Commercial letters of credit are issued to customers to facilitate foreign and domestic trade transactions. They represent a substitution of the Bank's credit for the customer's credit. Such letters of credit are generally short term in nature and are collateralized by the merchandise covered by the transaction. At December 31, 1996 and 1995 there were $1.2 million and $1.0 million outstanding, respectively. These amounts reduce the availability under the applicable customer's loan facility.

Interest rate swaps and floors may be created to hedge certain assets and liabilities of the Bank. These transactions involve either an exchange of fixed or floating rate payment obligations on an underlying notional amount. In the case of a rate floor, there is a guaranteed payment of a rate differential on a notional amount, should a specific market rate fall below a specific agreed upon level. Credit risk related to interest rate swaps is limited to the interest receivable from the counterparty less the interest owed that party or, in the case of rate floors, to interest receivable on the differential between the specific rate contracted in the floor agreement and actual rates in effect at various settlement dates. Market risk fluctuates with interest rates. The Company has not entered into any interest rate swaps or floors in 1996,1995 or 1994.

The following is a summary of various financial instruments with off-balance sheet risk at December 31,1996 and 1995:

                                            December 31,
                                         1996          1995
Standby letters of credit               $5,204        $8,779
Undisbursed loans                       190,817       137,980

In the normal course of business, the Company occasionally becomes a party to litigation. See note 19.

15. OTHER OPERATING EXPENSES -

Other operating expenses included the following:

                                               1996        1995        1994
                                               ----        ----        ----
Promotional expenses                           $680        $775        $726
Data processing for customers                   503         564         737
Director and advisory fees                      192         267         276
Legal and professional fees                   4,130       1,106       1,454
Messenger services                              661         513         533
Other data processing fees                    5,207       3,479       3,287
Regulatory assessments                          181         861       1,452
Expenses for other real estate owned          1,099         167          33
Losses on real estate owned                   1,540         627         560
Operating losses                                405         396         300
Stationery and supplies                         624         563         610
Goodwill amortization                           656         456         447
Reserve for branch relocation                     0           0          58
Other outside services                            0          73         522
Other                                         2,875       3,186       3,905
                                            -------     -------     -------
Total operating expenses                    $18,753     $13,033     $14,900
                                            =======     =======     =======

17.  CONDENSED FINANCIAL INFORMATION OF CU BANCORP -

At December 31, 1996 and 1995, the condensed unconsolidated balance sheets of the Company are as follows:

                                                        December 31,
                                                     1996        1995
                                                    -------    -------
Balance Sheets
   Cash                                             $ 1,616    $ 1,601
   Securities available for sale                        529        933
   Investments in California United Bank             86,452     82,466
      Other assets                                        0          7
                                                    -------    -------
       Total assets                                 $88,597    $85,007
                                                    =======    =======

   Other liabilities                                $    84    $   585
   Shareholders' equity                              88,513     84,422
                                                    -------    -------
      Total liabilities and shareholders' equity    $88,597    $85,007
                                                    =======    =======


For the years ended December 31, 1996, 1995, and 1994, the condensed unconsolidated statements of income of the Company are as follows:

                                              December 31,
                                       1996     1995       1994
                                      ------    ------    ------
Statements of Income
   Equity in earnings of the Bank     $2,330    $6,953     6,148
      Interest and other income           68        89        87
                                      ------    ------    ------
      Total income                     2,398     7,042     6,235
      Operating expenses               1,784       480       382
                                      ------    ------    ------
   Pretax income                         614     6,562     5,853
      Allocated income tax benefit        95        96        42
                                      ------    ------    ------
    Net income                        $  709    $6,658    $5,893
                                      ======    ======    ======

For the years ended December 31, 1996, 1995 and 1994, the condensed unconsolidated statements of cash flows are as follows:

                                                   1996        1995       1994
                                                 -------     -------     -------
Cash flows from operating activities
   Net income                                    $   709     $ 6,658     $ 5,893
   Equity in undistributed earnings of
     subsidiaries                                  1,965      (4,828)     (4,866)
   Other, net                                        195         376         118
                                                 -------     -------     -------
       Net cash provided (used) by operations      2,769       2,206       1,145

Cash flows from financing activities
    Proceeds from exercise of stock options
      and director warrants                          990         766         189
    Restricted stock retired                         (86)          0           0
    Cash paid in acquisition                      (1,731)          0           0
    Cash dividend paid                            (2,754)     (2,021)     (1,141)
                                                 -------     -------     -------
       Net cash provided by (used in)
         financing activities                      3,740      (1,266)       (952)


Net increase in cash and cash equivalents             15         951         193
Cash and cash equivalents at beginning
  of the year                                      1,601         650         457
                                                 -------     -------     -------
Cash and cash equivalents at end of year         $ 1,616     $ 1,601     $   650
                                                 =======     =======     =======

Under state and federal law applicable to the Bank as a California state chartered, Federal Reserve member bank, the Bank is limited in its ability to declare dividends to the Company (without approval of its regulatory agencies) to the smaller of the following: (1) the lesser of retained earnings or the Bank's net income for its last three fiscal years (less any distributions made to the Company during such period) or (2) the Bank's net profits for any year combined with its retained net profits for the preceding two years (less any transfers to surplus or to a fund for the retirement of preferred stock).

surplus. Actual dividends paid from the Bank to the parent company totaled $3.5 million in 1996, $2.1 million in 1995, and $1.3 million in 1994.



 17. SUMMARY OF QUARTERLY FINANCIAL INFORMATION - UNAUDITED

The following unaudited quarterly financial information is presented giving effect to the pooling transaction that occurred in 1996 between CU Bancorp and Home Interstate Bancorp. Using the pooling-of-interests method of accounting quarterly results of operations for all periods have been restated to include CU Bancorp and Home Interstate Bancorp as if they had been combined from the beginning of the earliest period presented.

Quarter ended         3/31/95    6/30/95   9/30/95   12/31/95
                      -------   -------    -------   --------
Net margin            $9,865    $10,187    $9,771    $10,209
Pretax income          2,316      2,559     2,869      2,426
Net income            $1,433    $ 1,565    $1,710    $ 1,950
Earnings per share    $  .14    $   .15    $  .16    $   .18

Quarter ended         3/31/96    6/30/96    9/30/96      12/31/96
                      -------    -------    -------      --------
Net margin            $10,738    $11,294    $ 11,439     $11,571
Pretax income           2,514      3,386      (7,843)      4,256
Net income            $ 1,417    $ 1,935    $ (5,118)    $ 2,475
Earnings per share    $   .12    $   .17    $   (.44)    $   .21

18. REGULATORY MATTERS -

      In 1992, as a result of deteriorating loan quality California United Bank, National Association and CU Bancorp both consented to agreements with their primary regulators, a Formal Agreement with the Office of the Comptroller of the Currency ("OCC") and a Memorandum of Understanding with the Federal Reserve Bank of San Francisco. The Formal Agreement required the implementation of certain policies and procedures for the operation of the bank to improve lending operations and management of the loan portfolio. It also required maintenance of a Tier 1 Risk Weighted Capital ratio of 10.5% and a 6.0% Tier 1 Leverage Ratio. The Memorandum of Understanding required development of formal policies, as well as quarterly reporting to the Federal Reserve Bank of San Francisco. Federal Reserve Bank of San Francisco approval was required for the payment of any dividends.

      In June of 1992, a new management team replaced substantially all of prior management. In November of 1993, following the first OCC examination subsequent to new management's implementation of internal controls and other new management techniques, the OCC released California United Bank, National Association from the Formal Agreement and later that same month the Federal Reserve Bank of San Francisco determined that CU Bancorp had met all the requirements of the Memorandum of Understanding and terminated that document.

      As a result of an examination of Home Bank completed by the FDIC in the fourth quarter of 1992, the FDIC and Home Bank agreed to enter into an informal agreement in the form of a Memorandum of Understanding, effective March

1993. Pursuant to the Memorandum of Understanding, Home Bank, among other things, agreed to maintain a minimum ratio of Tier 1 Capital to Total Average Assets of 7.5%. Additionally, with regard to the other items which were required under the Memorandum of Understanding, Home Bank undertook steps to implement certain actions or restrictions with respect to its lending and dividend activities and to adopt or revise certain internal policies and procedures. The FDIC released Home Bank from the Memorandum of Understanding on February 9, 1994.

19. LEGAL MATTERS -

In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, there is no pending or threatened litigation involving the Bank which will have a material adverse effect upon its financial condition or results of operations.


20. SUBSEQUENT EVENTS -

On February 24, 1997, the Company announced that it had signed a definitive agreement to merge CU Bancorp into Bancorp Hawaii, Inc., the parent of Bank of Hawaii, at a price of $15.34 per share of CU Bancorp common stock. The price is payable in a combination of Bancorp Hawaii, Inc. common stock and cash, with the stock portion being not more than 80% nor less than 60%. The purchase price is subject to adjustment under certain circumstances. California United Bank will continue to operate under its current leadership and management structure, as a subsidiary of the Hawaiian holding company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of CU Bancorp and Subsidiary:

We have audited the accompanying consolidated statements of financial condition of CU Bancorp and Subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CU Bancorp and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP


Los Angeles, California

January 27, 1997 (except with respect to the matter discussed in Note 20, as to which the date is February 25, 1997)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The following table provides information as of December 31, 1996 with respect to each director of CU Bancorp. See "Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for information pertaining to stock ownership of the Directors.


                                                                  DIRECTOR
                                 POSITION AND    POSITION AND     OF
                                  OFFICE WITH    OFFICE WITH THE  COMPANY/
NAME                        AGE   CU BANCORP     BANK             BANK SINCE(1):
----                        ---   ----------     ----             --------------
Kenneth L. Bernstein        54   Director        Director             1994

Donald A. Buschenfield      81   Director        Director           1981/1970
Stephen G. Carpenter        57   Chairman,       Chairman, Chief      1992
                                  Chief           Executive
                                  Executive       Officer
                                  Officer
J. Richard Denham           64   Director        Director             1981
Randall G. Elston           43   Director        Director           1987/1992
Donald G. Martin            49   Director        Director           1993/1994
Paul W. Glass               51   Director        Director             1984
Ronald S. Parker            52   Director        Director             1994
David I. Rainer             39   Director,       Director,            1993
                                  President,     President, Chief
                                  Chief          Operating Officer
                                  Operating
                                  Officer
James P. Staes              58   Director, Vice  Director, Vice       1985
                                 Chairman         Chairman

(1)   Includes service with Home Interstate Bancorp and Home Bank.

      Each of these individuals serves until the annual meeting of shareholders next following their election, and until their successors shall be duly elected and qualified.

      The Company has two Directors Emeritus, which are honorary positions. They are:
Name                       Title
----                       -----
Ruth A. Martin             Chairman Emeritus

M. David Nathanson         Director Emeritus



Set forth below are brief summaries of the background and business experience, including principal occupation, of the CU Bancorp Board of Directors.

      KENNETH L. BERNSTEIN, was elected to the Board of CU Bancorp and the Bank in December 1993, and assumed the positions in February 1994. He is the President of BFC Financial Corporation and has served in such capacity since 1965. BFC Financial Corporation performs a variety of services for both the finance industry and clients of that industry.

      DONALD A. BUSCHENFIELD has been a director of Home Interstate Bancorp since 1981. He has been a director of Home Bank since 1970. Mr. Buschenfield served as a consultant to Home Bank from 1985 to February 1997. (See "Director Compensation"). Mr. Buschenfield became a director of the Company upon the merger of the Company with Home Interstate Bancorp in August 1996.

      STEPHEN G. CARPENTER joined the Bank in 1992 from Security Pacific National Bank where he was Vice Chairman in charge of middle market lending from July 1989 to June 1992. Mr. Carpenter was previously employed at Wells Fargo Bank from July 1980 to July 1989, where he was an Executive Vice President. He assumed the additional role of Chairman of the Bank in February, 1994 and Chairman of CU Bancorp in 1995.

      J. RICHARD DENHAM has been a director of Home Bank and Home Bancorp since 1981. Mr. Denham is the owner of Cement Tool Co./D & G Manufacturing Company, which is engaged in industrial development. He served as Chief of Police for the City of Signal Hill, California from 1967 to 1979. Mr. Denham became a rancher and industrial developer after leaving the Signal Hill Police Department in 1979. Since January 1984, Mr. Denham has been breeding and training Andalusian horses. Mr. Denham became a director of the Company upon the merger of the Company with Home Interstate Bancorp in August 1996.

      PAUL W. GLASS is a certified public accountant and has been a principal in the accountancy firm of Glass & Rosen, in Encino, California, since 1980.

      RANDALL G. ELSTON, MAI, began serving as a director of Home Interstate Bancorp in 1987, and as a director of Home Bank in March 1992. He is a real estate appraiser and has, since 1982, owned Elston Enterprises, Inc., a corporation doing business under the name Pacific Real Estate Appraisal. Mr. Elston became a director of the Company upon the merger of the Company with Home Interstate Bancorp in August 1996.

      DONALD G. MARTIN began serving as a director of Home Bancorp in December, 1993 and as a director of Home Bank in February 1994. Since 1970, Mr. Martin has been involved in the agricultural industry in South Dakota where he maintains an interest in cattle ranching. He has also been a licensed Certified Public Accountant since 1980. Mr. Martin is the son of Ruth A. Martin, Chairman Emeritus of the Company and California United Bank. Mr. Martin became a director of the Company upon the merger of the Company with Home Interstate Bancorp in August 1996.

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

      DAVID I. RAINER was appointed Executive Vice President of the Bank in June 1992 and assumed the position of Chief Operating Officer in late 1992. He assumed the additional title of President of the Bank in February, 1994 and President and Chief Operating Officer of CU Bancorp in 1994. He was elected to the CU Bancorp Board and the Bank Board in 1993. From July 1989 to June 1992, Mr. Rainer was employed by Bank of America (Security Pacific National Bank) where he held the position of Senior Vice President. From March 1989 to July 1989, Mr. Rainer was a Senior Vice President at Faucet & Company, where he co-managed a stock and bond portfolio. From July 1982 to March 1989, Mr. Rainer was employed by Wells Fargo Bank, where he held the positions of Vice President and Manager.

      JAMES P. STAES is currently Vice Chairman of the Company and the Bank. He previously served as Home Interstate Bancorp's Chief Executive Officer and Vice Chairman from 1985 to 1996. He served as Home Interstate Bancorp's President from 1986 to 1987 and from February 1993 to present. Mr. Staes served as a director of Home Interstate Bancorp from 1985 to 1996 (except from May 1987 to May 1988). Mr. Staes has also served as a director of Home Bank and as its President from 1984 to 1996 and as Chief Executive Officer of Home Bank from 1985 to 1996. Previously, Mr. Staes served as President and Chief Executive Officer of the Bank of Manhattan from 1982 to 1983. Mr. Staes has been employed in the banking industry for 29 years.

EXECUTIVE OFFICERS

      Set forth below is certain information as of December 31, 1996 with respect to each of the executive officers of CU Bancorp.

                                   Position and        Position
                                   Offices with        and Offices         Officer
Name                        Age    the Company         with the Bank       Since
----                        ---    -----------         -------------       -----
STEPHEN G. CARPENTER        57     Chairman, Chief     Chairman, Chief     1992
                                   Executive           Executive
                                   Officer             Officer
DAVID I. RAINER             39     Director,           Director,           1992
                                   President,          President,
                                   Chief Operating     Chief Operating
                                   Officer             Officer
PATRICK HARTMAN             48     Chief Financial     Chief Financial     1992
                                   Officer             Officer
JAMES P. STAES              58     Vice Chairman       Vice Chairman

ANNE WILLIAMS               39     Chief Credit        Chief Credit        1992
                                   Officer             Officer
ANITA WOLMAN                45     Corporate           Corporate           1996
                                   Secretary,          Secretary,
                                   General Counsel     General Counsel

      Set forth below are brief summaries of the background and business experience, including principal occupation, of the executive officers of CU Bancorp who have not previously been discussed herein.

      PATRICK HARTMAN has been employed by the Bank since November, 1992. Prior to assuming his present positions, he was Senior Vice President/Chief Financial Officer for Cenfed Bank for a period during 1992. Mr. Hartman held the post of Senior Vice President/Chief Financial Officer of Community Bank, Pasadena, California, for thirteen years.

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

      ANITA WOLMAN joined the Bank in 1992 as General Counsel. She was named to the post of Corporate Secretary in August 1996. Prior to joining the Bank, Ms. Wolman was a principal in the law firm of Rosen, Wachtell & Gilbert, a Professional Corporation, specializing in banking and regulatory law.

      None of the directors or officers of CU Bancorp or the Bank were selected pursuant to any arrangement or understanding other than with the directors and officers of CU Bancorp and the Bank acting in their capacities as such. There are no family relationships between any two or more of the current directors, or officers, and none serve as directors of any company required to report under the Exchange Act, or any investment company registered under the Investment Company Act of 1940, as amended. Director Donald Martin is the son of Chairman Emeritus Ruth A. Martin.

      No director, officer or affiliate of CU Bancorp or of the Bank, no owner of record or beneficially of more than five percent of any class of voting securities of CU Bancorp or no associate of any such director, officer or affiliate is a party adverse to CU Bancorp or the Bank in any material pending legal proceedings to which CU Bancorp or the Bank is a party.

COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16

      Under Section 16(a) of the Exchange Act, CU Bancorp's directors, executive officers and any persons holding ten percent or more of CU Stock are required to report their ownership of CU Stock and any changes in that ownership to the Commission and to furnish CU Bancorp with copies of such reports. Specific due dates for these reports have been established and CU Bancorp is required to report in this Annual Report on Form 10-K any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the Commission during the fiscal year ended December 31, 1996, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION


COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The following information is furnished with respect to (i) the chief executive officer of CU Bancorp and (ii) four additional executive officers of CU Bancorp (including officers of The Bank who may be deemed to be executive officers of CU Bancorp), who served as executive officers during 1996 and were CU Bancorp's four most highly compensated executive officers for 1996 (the "Named Executives").


SUMMARY COMPENSATION TABLE


                                  Annual Compensation                                       Long Term Compensation
                        -----------------------------------------------   -----------------------------------------------------
                                                                                          Award           Payouts
                                                                          ----------------------------    -------
                                                         Other            Restricted       Securities
Name and Principal                                       Annual             Stock          Underlying      LTIP     All Other
    Position            Year    Salary        Bonus   Compensation(1)     Award(s)(4)     Options/SARs    Payouts  Compensation
------------------      ----    ------        -----   ---------------     -----------     ------------    -------  ---------
Stephen G. Carpenter    1994    $256,250      $50,000        $13,440(2)       0            100,000         0       $2,250(3)
Chief Executive         1995    $263,937     $100,000(5)     $14,250(2)       0               0            0       $2,280(3)
Officer/Chief Executive 1996    $285,225     $150,000        $14,301(2)    $52,500           1,000         0       $2,250(3)
Officer - CU Bank(1)

David I. Rainer - Chief 1994    $206,000     $ 50,000        $12,330(2)       0             75,000         0       $2,250(3)
Operating Officer/      1995    $211,150     $100,000(5)     $12,330(2)       0               0            0       $2,250(3)
President and Chief     1996    $212,180     $150,000        $12,337(2)    $52,500           5,000         0       $2,390(3)
Operating Officer -
CU Bank(1)

James P. Staes - Vice   1994    $201,086     $ 20,959        $20,959(2)       0               0            0      $ 8,560(6)
Chairman / Vice         1995    $201,056     $ 21,154        $21,154(2)       0               0            0      $11,792(6)
Chairman CU Bank        1996    $208,749     $ 30,000        $79,421(7)       0               0            0      $13,391(6)

Patrick Hartman -       1994    $140,021     $ 13,000        $ 8,653(2)       0             10,000         0          0
Senior Vice President   1995    $143,452     $ 25,000(5)     $ 8,868(2)    $14,695          12,500         0      $   450(3)
Chief Financial         1996    $147,039     $ 45,000        $ 8,675(2)       0               0            0      $ 2,347(3)
Officer - CU Bank

Anne Williams -         1994    $124,000     $ 15,000        $ 8,092(2)       0             10,000         0      $ 2,085(3)
Executive Vice          1995    $128,960     $ 37,500(5)     $ 8,095(2)    $14,595          12,500         0      $ 2,250(3)
President Chief Credit  1996    $137,872     $ 45,000        $ 8,116(2)       0              7,600         0      $ 1,982(3)
Officer/Chief Credit
Officer - CU Bank


(1) Aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus reported in this table.

(2) Consists of amounts paid for automobile allowances and term life insurance.

(3)   Consists of CU Bancorp's matching portion of 401-K Plan contributions.

(4) Grants pursuant to CU Bancorp 1995 Restricted Stock Plan. 25% of any grant of restricted stock ("Restricted Stock") vests at the second anniversary of the grant. At each anniversary thereafter, an additional 25% of the grant becomes vested. Dividends are payable on the Restricted Stock, at the amount and times payable to all holders of CU Stock. The Restricted Stock does not have any preferential or special dividend provisions. The vesting of the Restricted Stock is not subject to performance based conditions, other than lapse of time and continued service. All restrictions on the Restricted Stock lapsed in connection with the merger of CU Bancorp and Home Interstate Bancorp in August 1996, and the Plan terminated concurrently.

(5) In addition, discretionary bonuses paid in 1995 with regard to services in 1994 of Messrs. Carpenter, Rainer and Hartman and Ms. Williams were $60,000, $60,000, $25,000 and $30,000, respectively.

(6)   Represents Annual Profit Sharing Contribution

(7) Represents $69,021 payment pursuant to Mr. Staes' Retention Agreement. See "Other Matters Relative to Compensation - Retention Agreements", $8,400 in director fees paid by Home Bank and Home Interstate Bancorp prior to the merger with CU Bancorp and automobile allowance.

STOCK OPTIONS

The table below contains information concerning the grant of stock options during the fiscal year ended December 31, 1996 to the Named Executives:

                       OPTION / SAR GRANTS IN THE LAST FISCAL YEAR

                      Number of
                     Securities    % Of Total                                       Potential Realizable Value At Assumed
                     Underlying   Options/Sars                                           Annual Rates Of Stock Price
                   Options/Sars    Granted to           Exercise Or                   Appreciation For the Option Term
                        Granted  Employees In Fiscal    Base Price      Expiration  ------------------------------------
     Name          (1)(2)(3)(4)        Year               ($/Sh)            Date               5%           10%
     ----          ------------        ----               ------            ----               --           ---
 Stephen Carpenter       1,000       0.4039%              $10.50          2/27/06            $6,603       $16,734


 David  Rainer           5,000       2.0194%              $10.50          2/27/06           $33,017       $83,671


 James Staes                 0          -                    -               -                 -            -


 Anne Williams           7,500       3.0291%              $10.50          2/27/06           $49,525      $125,507


 Patrick  Hartman            0           -                    -            -                   0             0

(1) The options are exercisable in 20% increments commencing one year subsequent to grant and are exercisable over a six year period, provided however, that certain options shall vest fully upon the occurrence of certain significant events that include a merger or dissolution of CU Bancorp where CU Bancorp is not the surviving corporation, or sale of substantially all CU Bancorp's assets. As of December 31, 1996 options equal to the amounts set forth in the section herein entitled "Security Ownership of Certain Beneficial Owners and Management," below were vested. The vested portion of each option may be exercised at any time prior to its expiration by tendering the exercise price in cash, check or in shares of CU Stock, valued at fair market value on the date of exercise. Each option will terminate three months after termination of employment for any reason other than death or disability. In the event of termination due to death or disability, the option will terminate no later than one year after such termination. Each option is not transferable other than by will or the laws of distribution and is not exercisable by anyone other than the optionee during his lifetime. If the outstanding shares of stock of CU Bancorp are increased, decreased or changed into or exchanged for, a different number or kind of shares or securities of CU Bancorp, without receipt of consideration by CU Bancorp, a corresponding adjustment changing the number or kind of shares and the exercise price per share allocated to unexercised options shall be made. Subject to certain limitations in the Plan, each option may be amended by mutual agreement of the optionee and CU Bancorp.

(2) The exercise price of all options is adjustable in connection with stock dividends, stock splits and similar events.

(3) The Potential Realizable Value is the product of (a) the difference between (i) the product of the closing market price per share at the grant date and the sum of (A) 1 plus (B) the assumed rate of appreciation of the CU Bancorp Stock compounded annually over the term of the option and (ii) the per share exercise price of the option and (b) the number of shares of CU bancorp Stock underlying the option at December 31, 1996. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on a variety of factors, including market conditions and the price performance of the CU Bancorp Stock. There can be no assurance that the rate of appreciation presented in this table will be achieved.

(4) Reflects the number of shares of CU Stock underlying the options granted to the Named Executives during the year. Each of the options was granted pursuant to CU Bancorp's 1985 or 1993 Employee Stock Option Plans.

No options were exercised during 1996 by any of the named parties in the Compensation Table. No exercise price of any option previously granted to any executive officer was adjusted or amended ("repriced") during 1996.

AGGREGATED FISCAL YEAR END OPTION VALUES

                             Number of Unexercised      Value of Unexercised
                               Options at 12/31/96      In-the-money Options
                                                             at 12/31/96
                           --------------------------  ------------------------
         Name                    Exercisable /              Exercisable /
         Name                    Unexercisable              Unexercisable
------------------------   --------------------------  ------------------------
Stephen G. Carpenter                129,907 / 70,093       $764,585 / $386,290
David I. Rainer                      96,499 / 63,501       $576,823 / $331,225
Patrick Hartman                      20,124 / 22,376        $98,683 / $106,942
James P. Staes                            19,433 / 0              $100,703 / 0
Anne Williams                        23,125 / 26,875       $137,125 / $106,625

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee currently consists of directors Paul W. Glass, Ronald Parker, Donald Buschenfield and Richard Denham. CU Bancorp has no interlocking relationship involving any of its Compensation Committee members that are required to be reported pursuant to applicable Securities and Exchange Commission regulations.

OTHER MATTERS RELATED TO COMPENSATION

OTHER COMPENSATION / GOLDEN PARACHUTES

      Mr. Carpenter and Mr. Rainer do not have employment contracts. However, in the event that there is a change in control ("Change of Control") of the Bank or its parent company (including a change of more than 50% of the current shareholders of CU Bancorp), Mr. Carpenter and Mr. Rainer will each be entitled to any accrued but unpaid bonus at that time. Additionally, in the event of a Change of Control, if a position commensurate with either of their current positions with the Bank is not offered, the Bank will pay such party, subject to non-disapproval by the regulators, 12 months' compensation.

RETENTION AGREEMENTS

      Effective June 30, 1995, Mr. Staes, then president and chief executive officer of Home Bank, entered into an agreement (the "Staes Retention Agreement") with Home Bank pursuant to which Mr. Staes would become entitled to receive two years' base annual salary (or $402,132) payable in 48 substantially equal installments over a two-year period upon the occurrence of a "change of control" of Home Interstate Bancorp or Home Bank (as defined in such agreement). Ten other key employees of Home Interstate Bancorp or Home Bank, entered into similar agreements with Home Bank effective June 30, 1995 ("Employee Retention Agreements"). Pursuant to the Employee Retention Agreements, each of the ten employees was entitled to receive the equivalent of one years' base annual salary, payable in 24 substantially equal installments over a one-year period, upon a "change of control" of Home Interstate Bancorp or Home Bank.

      Upon the merger of Home Interstate Bancorp into the Company in August 1996, these agreements or other agreements with similar terms became effective. The Staes Retention Agreement includes provisions requiring Mr. Staes to provide certain consulting services for a one-year period after the 48 month payment term and prohibits Mr. Staes for a three-year period after the merger from serving as a director or executive officer of another bank, savings and loan association, credit union or thrift and loan which has an office within five miles of a branch office of Home Bank (prior to the merger). Total payments to be made by the Company under the Employee Retention Agreements and the Staes Retention Agreement are approximately $1.2 million. Payments under the Employee Retention Agreements were required, whether or not the recipient was employed by the Company after the merger.

COMPENSATION OF DIRECTORS

      Directors of CU Bancorp receive no compensation for attending meetings of the CU Board. However, the directors of CU Bancorp also serve as directors of the Bank. Director Compensation is designed to tie director compensation to board and committee meeting attendance and is also designed to be substantially similar in total compensation to similar banking institutions. Directors who are also salaried employees of the Bank do not receive any additional compensation for activities as directors. Eligible directors receive: (i) a retainer of $1,250 per month; (ii) $500 per regular monthly board meeting attended; (iii) $300 per committee meeting attended in person (for committees for which they are members)and (iv) $200 for participation in any committee or Board meeting held by telephone conference. During 1996, director compensation for meetings and related matters ranged from a high of $25,350 to a low of $15,650, for the entire year, and totaled $191,150 in the aggregate for the year 1996. In addition to attendance at Board and committee meetings, directors discharge their responsibilities throughout the year by personal meetings and telephone contacts with CU Bancorp and CU Bank executive officers and others regarding the business and affairs of CU Bancorp and the Bank. Current directors also participate in the CU Bancorp 1994 Non-Employee Director Stock Option Plan as more fully described below. The CU Board does not have a mandatory retirement policy, nor are any retirement benefits paid.

      During 1995, Home Bank contracted with Donald A. Buschenfield, Vice Chairman of Home Bank and a Director of Home Bancorp, to act as a consultant to Home Bank. Under the terms of the Consulting Agreement, Mr. Buschenfield was to advise Home Bank on insurance, loan, investment and shareholder matters. Mr. Buschenfield was paid an aggregate sum of $24,000 and $25,841 for services during 1995 and 1996, respectively. This arrangement was terminated in February 1997.

ADDITIONAL DIRECTOR COMPENSATION

      CU Bancorp has two director stock option plans, one of which has no options available for grant. In addition, in the past, as more fully described below, CU Bancorp has issued and sold warrants to purchase CU Stock to certain directors.

   1987 SPECIAL (DIRECTOR) STOCK OPTION PLAN

      On October 20, 1987, the shareholders of CU Bancorp approved the 1987 Special Stock Option Plan ("Special Plan") for CU Bancorp's directors, to encourage them to continue as directors, give them additional incentive as directors and reward them for past services. This Special Plan was limited to directors of CU Bancorp and the Bank and provided for the issuance of 120,960 authorized but previously unissued shares of CU Stock. Only options which do not qualify as "incentive stock options" ("Non-qualified Stock Options") under
Section 422 of the Code may be issued. Pursuant to the shareholders' approval of the Special Plan, each then current director received options to purchase 15,120 shares. THERE ARE NO ADDITIONAL OPTIONS CURRENTLY AVAILABLE FOR GRANT UNDER THE SPECIAL PLAN. The only current director who holds options, pursuant to the Special Plan is Paul Glass who holds options for 15,120 shares at an exercise price of $5.791. Options terminate 90 days after a director ceases being a director.

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

      In January 1994, the CU Board awarded former chairman of the board Dr. Jon
P. Goodman warrants to purchase 7,500 shares of stock at fair market value on date of grant which was $7.13, in recognition of her services to CU Bancorp, in view of the fact that she was the only long term director without such incentive, and in connection with her resignation.

      CU BANCORP 1994 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      On April 27, 1994, the CU Board adopted and approved, subject to shareholder approval, the 1994 Plan, which was approved by the shareholders of CU Bancorp at the 1994 Annual Meeting of Shareholders. 200,000 shares were reserved for options under the 1994 Plan. All non-employee directors of CU Bancorp are eligible to participate in the 1994 Plan. The following discussion summarizes the principal features of the 1994 Plan. This description is qualified in its entirety by reference to the full text of the 1994 Plan, copies of which are available for review at CU Bancorp's principal office.

      The 1994 Plan is administered by a Committee, to the extent possible under applicable law. The Committee will not have any discretion in the amount of options to be granted to any party, the price of any option or the term and exercisability of any option. Option grants shall be automatic as described herein and shall not be variable by the Committee. Each member of a Committee shall be a disinterested person as provided in Rule 16b-3(c)(2) promulgated pursuant to the Exchange Act. The CU Board or the Committee (as the case shall be) shall have full power and authority in its discretion to take any and all action required or permitted to be taken under the 1994 Plan. Options issued under the 1994 Plan are Non-Qualified Stock Options.

      Under the 1994 Plan, non-employee directors of CU Bancorp on the date of each annual meeting receive Non-Qualified Stock Options. The 1994 Plan provides for the grant of options to non-employee directors, without any action on the part of the Committee, only upon the following terms and conditions: (i) each person who was a director of CU Bancorp on July 1, 1994 received Non-Qualified Stock Options to acquire 5,000 shares of CU stock. The Chairman of the Board on July 1, 1994 received options to purchase an additional 2,500 shares of CU Stock; (ii) each person who is a director of CU Bancorp on the day following an Annual Meeting of Shareholders after 1994 receives Non-Qualified Stock Options to acquire 5,000 shares of CU Stock, provided that the person who is then the Chairman of the Board receives options to purchase an additional 2,500 shares of CU Stock (in the event the shares available under the 1994 Plan are insufficient to make any such grant, all grants made thereunder on such date shall be prorated); (iii) none of the options will be exercisable until the March 31 next following the date of grant. Each option becomes exercisable in the following four cumulative annual installments: 25% on the first March 31 following the date of the grant; an additional 25% on the second March 31 following the date of the grant; an additional 25% on the third March 31 following the date of the grant; and the last 25% on the fourth March 31 following the date of the grant. From time to time during each of such installment periods, the option may be exercised with respect to some or all of the shares allotted to that period, and/or with respect to some or all of the shares allotted to any prior period as to which the option was not fully exercised. During the remainder of the term of the option (if its term extends beyond the end of the installment periods), the option may be exercised from time to time with respect to any shares then remaining subject to the option; (iv) subject to earlier termination as provided elsewhere in the 1994 Plan, each option shall expire ten years from the date the option was granted or twelve months following the termination of directorship (except for termination for cause), whichever is first; and (v) the exercise price of each option shall be equal to one hundred percent of the fair market value of the stock subject to the option on the date the option is granted.

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

      The 1994 Plan will terminate upon the occurrence of a terminating event, including, but not limited to, liquidation, reorganization, merger or consolidation of CU Bancorp with another corporation in which CU Bancorp is not the surviving corporation or resulting corporation, or a sale of substantially all the assets of CU Bancorp to another person, or a reverse merger in which CU Bancorp is the surviving corporation but the shares of CU Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property (a "Terminating Event"). The CU Board or the Committee (as the case may be) shall notify each optionee not less than thirty days prior thereto of the pendency of a Terminating Event. Upon delivery of such notice, any option outstanding shall be exercisable in full and not only as to those shares with respect to which installments, if any, have then accrued, subject, however, to earlier expiration or termination as provided elsewhere in the 1994 Plan. The CU Board or the Committee (as the case may be) may also suspend or terminate the 1994 Plan at any time. Unless sooner terminated, the 1994 Plan shall terminate ten years from the effective date, of the 1994 Plan. No options may be granted under the 1994 Plan while the 1994 Plan is suspended or after the 1994 Plan is terminated. Rights and obligations under any option granted pursuant to the 1994 Plan, while in effect, shall not be altered or impaired by suspension or termination of the 1994 Plan, except with the consent of the person to whom the stock option was granted.

   Directors hold options under the 1994 Plan at December 31, 1996 as follows:


                                             Number of                   Termination
      Director            Number of            Shares        Price         Date
                             Shares         Exercisable
----------------------  ---------------  ----------------  ----------  --------------
Kenneth L. Bernstein        15,000            3,750         $6.25-        7/1/04-
                                                            $10.50        7/19/06
                                                            $6.25-        7/1/04-
Paul W. Glass               20,000            5,625         $10.50        7/19/06
                                                            $6.25-        7/1/04-
Ronald S. Parker            15,000            3,750         $10.50        7/19/06

EMPLOYEE STOCK OPTION AND RESTRICTED STOCK PLANS

      CU Bancorp has five employee stock option plans (the "Employee Plans"), pursuant to which options have in the past been granted to employees. Two of the plans have terminated and no further grants may be made pursuant to these plans, although options granted under such plans continue to vest and are eligible to be exercised over the period specified in the stock option agreements. One of the plans (the "Conversion Plan") was designed in connection with the merger between CU Bancorp and Home Interstate Bancorp to assume outstanding options to purchase Home Interstate Bancorp Common Stock, and no further options may be granted pursuant to that plan. All options under the Conversion Plan are vested and immediately exercisable. Each of the plans is substantially similar as to the material provisions thereof, as described below. The plans were adopted at intervals of two, eight and three years and were designed to augment options available after substantial depletion of the prior plan through grants and exercises of options.

      All options under the Employee Plans were granted at fair market value at the date of grant. All Plans have similar provisions regarding termination upon a Change of Control or other similar event. Upon the occurrence of a terminating event, including, but not limited to, liquidation, reorganization, merger or consolidation of CU Bancorp with another corporation in which CU Bancorp is not the surviving corporation or resulting corporation, or a sale of substantially all the assets of CU Bancorp to another person, or a reverse merger in which CU Bancorp is the surviving corporation but the shares of CU Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property (a "Terminating Event"), any option outstanding shall be exercisable in full and not only as to those shares with respect to which installments, if any, have then accrued.

      The Committees administering the Employee Plans have indicated that options granted thereunder shall, to the extent permitted under applicable law, be Incentive Stock Options. Options which fail to qualify as Incentive Stock Options are Non-Qualified Stock Options. Options under the Employee Plans are exercisable over a period of time and are of a ten year maximum duration.

RESTRICTED STOCK PLANS

      On March 28, 1995 the CU Board adopted and approved, subject to shareholder approval, the 1995 Restricted Stock Plan. The 1995 Restricted Stock Plan terminated upon the merger of Home Interstate Bancorp and CU Bancorp in August 1996, and all restrictions on any stock issued pursuant to such plan terminated.

      In July 1996, the shareholders approved adoption of the 1996 Restricted Stock Plan. NO RESTRICTED STOCK HAS BEEN GRANTED PURSUANT TO THIS PLAN.

      Restricted Stock is common stock issued by CU Bancorp, subject to restrictions on sale or transfer (more fully described below) which continue until such time as may be specified in the 1996 Restricted Stock Plan or the granting documents. An employee holding Restricted Stock is entitled to receive cash dividends when and as declared, and to vote the shares. At such time as the conditions set forth in the 1996 Restricted Stock Plan or the granting documents are satisfied, the restrictions lapse. The primary conditions set forth in the 1996 Restricted Stock Plan are the lapse of time and continued employment by CU Bancorp. If the employee's employment is terminated before the restrictions lapse, or if any conditions are not fulfilled, the restricted stock (or that portion of it as to which the restrictions have not lapsed) must be returned to CU Bancorp.

      The number of shares of CU Stock reserved for issuance under the 1996 Restricted Stock Plan is 175,000. If any an employee is required under the terms of the 1996 Restricted Stock Plan to return the Restricted Shares to CU Bancorp (or if such shares automatically are canceled), such shares shall again become available for the 1996 Restricted Stock Plan.

      BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee, which consists solely of outside directors, determines and administers the compensation of the Bank's executive officers. The present membership of the Compensation Committee consists of Paul W. Glass, Ronald S. Parker, Donald Buschenfield and Richard Denham. CU Bancorp does not pay any direct compensation to its executive officers, except pursuant to the stock option and restricted stock plans. The executive officers of CU Bancorp are compensated by the Bank for their services to the Bank, and receive benefits under various the Bank employee benefit plans. The Compensation Committee oversees the compensation programs of the officers of the Bank and also serves as a Compensation Committee for the Bank. The Compensation Committee is responsible for establishing compensation programs for executive officers of CU Bancorp and the Bank designed to attract, motivate, reward and retain key executives responsible for the success of the corporation as a whole; administering and maintaining such programs in a manner that will benefit the long term interests of CU Bancorp and its shareholders; and determining the compensation of CU Bancorp and the Bank's executive officers. The Committee also advises on the selection, development and performance of executive officers of CU Bancorp and its subsidiary. This report is presented by the Compensation Committee as the Compensation Committee for CU Bancorp and the Bank. None of the members of the Compensation Committee is an employee of the Bank or CU Bancorp, although Messrs. Buschenfield and Denham have, in the past, been officers (unpaid) of Home Interstate Bancorp or Home Bank, and Mr. Buschenfield, until February 1997 served as a consultant for Home Interstate Bancorp and the Company. Neither Mr. Buschenfield or Mr. Denham are officers of the Company, nor have they ever served in such capacity for the Company. The Compensation Committee provides the following report on executive compensation.

Notwithstanding anything to the contrary set forth in CU Bancorp's previous filings under the Securities Act or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, the following Report, and the performance graph shall not be incorporated by reference into any such filings.

OVERALL PHILOSOPHY

      In view of the past history of CU Bancorp and in what the Compensation Committee believes is in the best interests of the shareholders in building long term value, the Compensation Committee has adopted a philosophy to accentuate long term profitability over short term compensation. However, it is expected that development of a compensation strategy is a dynamic process that will continue to provide the appropriate mix of long term incentive and current reward. The Compensation Committee views the executive compensation program as a major factor in the competitive strategy of the Bank. The program's goal is to attract, provide incentive to and retain competent managers whose goals are aligned with those of CU Bancorp's shareholders. To this end, it is the ongoing responsibility of the Compensation Committee to establish and administer an executive compensation program that fosters competency in management, provides high caliber executive talent and both recognizes and motivates performance in the short and long term.

      Among the CU Board's requirements of management are the following, none of which is assigned any particular weight or emphasis: (i) develop strategies to deliver strong market franchises and build shareholder wealth over the long term; (ii) recommend appropriate strategic and operating plans; (iii) maintain effective control of operations; (iv) measure performance against peers; (v) strong, principled and ethical leadership; (vi) assure sound succession planning and management development; (vii) sound organizational structure; (viii) inform the CU Board regularly regarding the status of key initiatives; (ix) no surprises; (x) CU Board meetings which are well planned, allow meaningful participation and provide for timely resolution of issues; and (xi) advance CU Board materials which contain the right amount of information and are received sufficiently in advance of meetings.

      The Compensation Policy of CU Bancorp is threefold. First it seeks to align compensation with profitability of CU Bancorp and enhancement of shareholder value. Second, it seeks to serve to attract, motivate and retain the most qualified professionals to CU Bancorp as employees by providing competitive compensation packages and seeking employees with diverse and sophisticated experience. Finally, it is designed to put a substantial portion of employee compensation "at risk," by designing long term compensation and option plans the value of which is dependent on long term profitability of CU Bancorp but to balance that with the realistic needs of the employees for current income.

RECRUITMENT OF MANAGEMENT PERSONNEL

      In seeking executive officers, it is CU Bancorp's strategy to seek highly credentialed, experienced bankers and other professionals, with proven skills. The Compensation Committee acknowledges that these requirements may result in recruitment of individuals whose primary experience is in much larger and more sophisticated institutions, with concomitant compensation requirements. It is the philosophy of CU Bancorp to command the best talent available at all levels, to position CU Bancorp to take advantage of growth, strategic acquisition and other opportunities in the future, which may require such a sophisticated management group. The Compensation Committee believes that the Bank's current chief executive officer, chief operating officer and top executive group reflects the successful satisfaction of the Board's recruitment objectives.

COMPENSATION PHILOSOPHY

      The Compensation Committee believes it has in place a performance-driven executive incentive plan to reflect the philosophy set forth above, in tandem with an executive performance evaluation system. CU Bancorp's goal is to be competitive with those financial institutions which the Compensation Committee deems to be similar, and in this manner to attract and retain top financial institution executives. Similarity will be determined on a number of factors, of which size may or may not be a significant determinant. Other factors will include, but not be limited to, similar business strategy and customer base, financial condition and results of operation, individual contributions and teamwork, and level and type of professional experience. Informal surveys of such institutions will be conducted or reviewed on a periodic basis.

      The philosophy of the Compensation Committee is oriented toward compensation and performance systems that merge the interests of the shareholders and management by placing emphasis on rewards tied to various financial measures. The goal of all compensation and the evaluation system is to motivate and monitor the exceptional executive performances that will be required for the Bank to achieve its strategic business objectives.

      The compensation and performance system rewards employees based on the achievement of corporate and individual objectives by providing annual variable compensation awards. The corporate objectives are outlined, in part, in the strategic plan of CU Bancorp and its subsidiary, and include the attainment of specific levels of return on equity and return on assets which are for future periods.

      There are three major components of CU Bancorp's executive officer compensation: (i) base salary; (ii) annual incentive awards (bonuses); and (iii) long-term incentive awards (stock options and restricted stock). The process utilized by the Compensation Committee in determining executive officer compensation levels for all of these components is based upon the Compensation Committee's subjective judgment and takes into account both qualitative and quantitative factors. No weights are assigned to such factors with respect to any compensation component. Among the factors considered by the committee are the recommendations of the chief executive officer with respect to the compensation of CU Bancorp's other key executive officers. The Compensation Committee conducts an annual review of performance by the chief executive officer, and the chief operating officer, at a meeting which neither the chief executive officer nor any other officer attend.

CHIEF EXECUTIVE OFFICER BASE SALARY

      The Compensation Committee believes that the chief executive officer base salary (and total compensation package) is in line with both the goals of CU Bancorp discussed above and is in the top quartile of similarly situated executive salaries. The Compensation Committee believes that such level of compensation is acceptable based on the background, experience and sophistication of the chief executive officer, which is in line with the standards discussed above. Based on this information, and providing no substantial change in the data, the Compensation Committee would expect base salary increases for the chief executive officer and executive officers to be related primarily to changes in the cost of living and changes in duties or responsibilities, unless the survey material suggests adjustments are in order.

BONUSES

      Bonuses will be related to achievement of corporate and individual goals, some of which will be established as part of the review process and some of which will relate to CU Bancorp's strategic planning. The goal of bonuses is to motivate the exceptional executive performances which will be required in order for the Bank to achieve its strategic business objectives, to monitor the achievement of these objectives, and to reward extraordinary effort. The general pool available for bonuses will be determined after review of CU Bancorp's profitability, and thereafter the individual benchmarks will be reviewed. It is expected that bonuses will constitute the primary cash compensation increases in the near term.

LONG-TERM COMPENSATION / STOCK OPTIONS AND RESTRICTED STOCK

      The long-term plan will make awards based upon the achievement of corporate and individual objectives which will enable the Bank to reach financial goals determined in its strategic planning process. The financial goals include increasing profitability, the attainment of specific levels of return on equity and return on assets. The magnitude of awards under the plan will be determined by increases in the value of CU Stock, thus increasing the plan participants' incentive to achieve the goals of shareholders. It is the philosophy of the Compensation Committee to provide the potential for long-term incentives to all employees of the Bank.

      Stock options and Restricted Stock grants, will also be utilized to encourage executive officers to have a stake in CU Bancorp, encourage them to remain with CU Bancorp and to align their interests more fully with those of the other shareholders.

SPECIAL DEDUCTION LIMIT

      Section 162 (m) of the Code limits federal income tax deductions for compensation paid after 1993 to CU Bancorp's chief executive officer and its four other most highly compensated officers to $1,000,000 per year per individual, but includes an exception for performance based compensation that satisfies certain conditions. CU Bancorp has not adopted performance based compensation which qualifies under these provisions, and does not believe that in the ordinary course, compensation to any executive officer will exceed or approach such $1,000,000 cap and the Compensation Committee will monitor compensation to minimize the impact of this provision. It is the intent of CU Bancorp to retain the deduction for compensation, to the extent possible. Based on the current level of compensation to executives of CU Bancorp and the level contemplated for the immediate future, it is believed that this limitation will not materially affect CU Bancorp, except for some unforeseen circumstance.


PAUL W. GLASS

RONALD S. PARKER

DONALD BUSCHENFIELD

RICHARD DENHAM

SHAREHOLDER RETURN GRAPH

Thefollowing line graph compares the total cumulative shareholder return on CU
   Stock, based upon quarterly reinvestment of all dividends, to the cumulative total returns of the Standard & Poors 500, and the Standard and Poors Banks (Major Regional)-500 of selected bank stocks. The graph assumes $100 invested on December 31, 1991, in CU Stock and each of the indices.


                                    [GRAPH]

The following table sets forth the data points for the performance graph.

 December 31,

                   1991      1992       1993      1994       1995       1996
                   ----      ----       ----      ----       ----       ----
CU Bancorp        100       65.00     130.00    135.00     207.06     238.17
Banks (Major      100      127.34     135.00    127.78     201.20     274.92
   Regional)-
   500
S&P 500           100      107.62     118.46    120.03     165.13     203.05

SOURCE:     Standard and Poor's Compustat

The indices used for comparison have been changed from prior years' presentations based upon availability of data.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of December 31, 1996 pertaining to beneficial ownership of CU Stock by persons known to CU Bancorp to own five percent or more of such stock, directors of CU Bancorp and all directors and officers of CU Bancorp as a group. The information contained herein has been obtained from CU Bancorp's records, from information furnished directly by the individual or entity to CU Bancorp, or from various filings made by the named individuals with the Commission.

            CU Bancorp is of the opinion that there is no person who possesses, directly or indirectly, the power to direct or cause to direct the management and policies of CU Bancorp, nor is it aware of the existence of a group of persons formed for such purpose, whether through the ownership of voting securities, by contract, or otherwise.

                                                  Amount and Nature
                                                    of Beneficial
                               Relationship With      Ownership    Percent of
  Name of Beneficial Owner          Company           (1)(2)(3)      Class(4)
  ------------------------          -------           ---------      --------
  Kenneth L. Bernstein     Director                     29,730         0.26%

  Donald A. Buschenfield   Director                    135,604         1.20%
  Stephen G. Carpenter     Director, Chairman,         147,113         1.28%
                              Chief Executive Officer
  J. Richard Denham        Director                     16,093         0.14%
  Randall G. Elston, MAI   Director                     40,471         0.36%
  Paul W. Glass            Director                    104,403         0.92%
  Donald G. Martin, CPA    Director                    183,107         1.61%
  Ruth A. Martin           Chairman Emeritus, 5%       654,533         5.77%
                              Shareholder
  Ronald S. Parker         Director                     9,750          0.08%
  David I. Rainer          Director, President,        107,407         0.94%
                              Chief Operating Officer
  James P. Staes           Director, Vice Chairman      79,946         0.70%
  Anne Williams            Chief Credit Officer         29,625         0.26%
  Patrick Hartman          Chief Financial Officer      24,717         0.22%
  FBL Investment Advisory  Beneficial Owner of         604,300         5.33%
  Services, Inc.              More Than 5%
  All directors (10 in     Directors
     number)                                           853,624         7.33%
  ALL CURRENT EXECUTIVE
     OFFICERS AND
     DIRECTORS AS A GROUP
  (13 IN NUMBER)(6)(7)(8)                              929,991         7.94%

--------------------------------

(1) Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

(2) Includes as if currently outstanding the following shares subject to options which are exercisable within 60 days.

                                            Options
                    Director               Exercisable
             -----------------------      --------------
             Kenneth Bernstein                    3,750
             Donald A. Buschenfield                   0
             Stephen Carpenter                  135,157
             J. Richard Denham                    7,194
             Randall G. Elston                    7,194
             Paul Glass                          20,745
             Donald G. Martin                         0
             Ronald Parker                        3,750
             David Rainer                       102,179
             James P. Staes                      19,422
             Anne Williams                       28,125
             Patrick Hartman                     23,249
             All Directors as a group           299,391
             All Directors and
                Executive Officers
                as a group                      370,290

(3) Shares issuable pursuant to options which may be exercised within 60 days are deemed to be issued and outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals.

(4)   Only common stock is outstanding.

(5) FBL Investment Advisory Services, Inc. ("FBL"), 5400 University Avenue, West Des Moines, IA is an investment advisor registered under the Investment Advisors Act of 1940. According to a Schedule 13-G filed as of December 31, 1996, FBL was deemed to have beneficial ownership of 604,300 shares as of such date. According to a Schedule 13-G, the shares are owned on behalf various investment advisory clients of the reporting person which have the right to receive or the power to direct the receipt of dividends from, or the proceeds from a sale of such securities. None of such clients individually own more than five percent.

(6) The listing of individuals as executive officers in this table or elsewhere in this Joint Proxy Statement/ Prospectus should not be interpreted as an indication that such individuals are considered to be executive officers of CU Bancorp or the Bank for any other purposes.

(7) Includes as if currently outstanding 370,290 shares subject to options held by directors and executive officers which are exercisable within 60 days from the CU Record Date.

(8) The address of all listed individuals, with the exception of FBL is c/o CU Bancorp, 16030 Ventura Boulevard, Encino, California 91436. The address of FBL is 5400 University Avenue, West Des Moines, IA.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


INDEBTEDNESS OF MANAGEMENT

      Some of CU Bancorp's directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business, and the Bank expects to have such limited ordinary banking transactions with such persons in the future. The Bank has adopted a policy that it generally will not make new loans to directors, with the exception of loans fully secured by cash. In the opinion of the management of the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. Although the Bank does not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with the Bank's respective lending policies and statutory lending limits, and prior approval of the Bank's Board is required for these loans.

OTHER MATERIAL TRANSACTIONS

      There are no other existing or proposed material transactions between CU Bancorp or the Bank and any of CU Bancorp's directors, executive officers or beneficial owners of five percent or more of CU Stock, or the immediate family or associates of any of the foregoing persons.

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
            FORM 8-K

      (a)

      Consolidated Financial Statements                            Page

      Consolidated Statements of Financial Condition as of
      December 31, 1996 and 1995.                                   38

      Consolidated Statements of Income for the years
      ended December 31, 1996, 1995, and 1994.                      39

      Consolidated Statements of Changes in Shareholders'
      Equity for the years ended December 31, 1996, 1995, and 1994. 40

      Consolidated Statement of Cash Flows for the years ended
      December 31, 1996, 1995, and 1994.                            41

      Notes to Consolidated Financial Statements
      dated December 31, 1996                                       42

      Report of Independent Public Accountants                      61

      (b) Financial Statement Schedules

            No financial statement schedules are included herewith as the information required is incorporated in the Footnotes to the Consolidated Financial Statements.


(3)   Exhibits

2. (a) Agreement and Plan of Reorganization between CU Bancorp and Bancorp Hawaii, Inc., dated February 24, 1997 incorporated by reference herein from Current Report on Form 8-K dated February 27, 1997 Exhibit 2.1, thereto.

      (b) Stock Option Agreement between CU Bancorp and Bancorp Hawaii, Inc. dated February 24, 1997 incorporated by reference herein from Current Report on Form 8-K dated February 27, 1997 Exhibit 99.1, thereto.

3     (a) Certificate of Amendment of Bylaws

      (b) Certificate of Amendment of Bylaws

10.   Material Contracts

      10.1. Agreement dated August 6, 1996 between California United Bank and M& I Data Services, Inc.

      10.2 Agreement dated August 22, 1996 between California United Bank and Imperial Bank.

      10.3 CU Bancorp 1996 Employee Stock Option Plan, incorporated by reference from Registration Statement on Form S-4 dated April 24, 1996 (33-02777) as
Exhibit 10.7.

      10.4 CU Bancorp Conversion Stock Option Plan, incorporated by reference from Registration Statement on Form S-4 dated April 24, 1996 (33-02777) as
Exhibit 10.9

      10.5 CU Bancorp 1994 Director Stock Option Plan, Amendment Number 1, incorporated by reference from Registration Statement on Form S-4 dated April 24, 1996 (33-02777) as Exhibit 10.6.

      10.6 CU Bancorp 1996 Restricted Stock Plan incorporated by reference from Registration Statement on Form S-4 dated April 24, 1996 (33-02777) as Exhibit 10.8.

21.   Subsidiaries

27.   Financial Data Schedules

Exhibits

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25,  1997                 C U  BANCORP



                                       By STEPHEN G. CARPENTER
                                         ----------------------------
                                         Stephen G. Carpenter
                                         Chairman and Chief
                                         Executive Officer


                                       By  PATRICK HARTMAN
                                         ----------------------------
                                         Patrick Hartman
                                         Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                             Date
---------                  -----                             ----
/s/ STEPHEN G. CARPENTER   Director, Chairman                March 25, 1997
------------------------   Chief Executive
Stephen G. Carpenter       Officer



/s/  KENNETH BERNSTEIN     Director                          March 25, 1997
------------------------
Kenneth Bernstein


/s/ DONALD BUSCHENFIELD    Director                          March 25, 1997
------------------------
Donald Buschenfield


/s/  J. RICHARD DENHAM     Director                          March 25, 1997
------------------------
J. Richard Denham

/s/   RANDALL ELSTON       Director                          March 25, 1997
------------------------
Randall Elston


/s/    PAUL GLASS          Director                          March 25, 1997
------------------------
Paul Glass


/s/  DONALD MARTIN          Director
-----------------------                                      March 25, 1997
Donald Martin

/s/  RONALD PARKER          Director
-----------------------                                      March 25, 1997
Ronald Parker

/s/  DAVID I. RAINER        Director, President,
-----------------------     Chief Operating Officer          March 25, 1997
David I. Rainer

/s/  JAMES P. STAES
------------------------    Director, Vice Chairman          March 25, 1997
James P. Staes

Supplemental Information to be Furnished with Reports Filed Pursuant to Section
  15 (d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act

                                 EXHIBIT INDEX

(3)   Exhibits

2. (a) Agreement and Plan of Reorganization between CU Bancorp and Bancorp Hawaii, Inc., dated February 24, 1997 incorporated by reference herein from Current Report on Form 8-K dated February 27, 1997 Exhibit 2.1, thereto.

      (b) Stock Option Agreement between CU Bancorp and Bancorp Hawaii, Inc. dated February 24, 1997 incorporated by reference herein from Current Report on Form 8-K dated February 27, 1997 Exhibit 99.1, thereto.

3     (a) Certificate of Amendment of Bylaws

      (b) Certificate of Amendment of Bylaws


10.   Material Contracts

      10.1. Agreement dated August 6, 1996 between California United Bank and M& I Data Services, Inc.

      10.2 Agreement dated August 22, 1996 between California United Bank and Imperial Bank.

      10.3 CU Bancorp 1996 Employee Stock Option Plan, incorporated by reference from Registration Statement on Form S-4 dated April 24, 1996 (33-02777) as
Exhibit 10.7.

      10.4 CU Bancorp Conversion Stock Option Plan, incorporated by reference from Registration Statement on Form S-4 dated April 24, 1996 (33-02777) as
Exhibit 10.9

      10.5 CU Bancorp 1994 Director Stock Option Plan, Amendment Number 1, incorporated by reference from Registration Statement on Form S-4 dated April 24, 1996 (33-02777) as Exhibit 10.6.

      10.6 CU Bancorp 1996 Restricted Stock Plan incorporated by reference from Registration Statement on Form S-4 dated April 24, 1996 (33-02777) as Exhibit 10.8.

11.   Statements re computation of per share earnings

21.   Subsidiaries

27.   Financial Data Schedules