Form 10-Q
period 1997-03-31
CU BANCORP
filed 1997-05-14
CIK 356050

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

              /X/ For the Quarterly Period Ended March 31, 1997 or

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


                              Yes /X/      No / /


As of March 31, 1997, the Registrant has 11,381,230 outstanding shares of its Common stock, no par value.

                                   CU Bancorp
                          Quarter Ended March 31, 1997
                         Table of Contents - Form 10-Q

                                                                                                         PAGE
Part I. Financial Information

                  Item 1.  Financial Statements

                           Management's Discussion and Analysis of Financial
                           Condition and Results of Operation.                                             3


                           Consolidated Statements of Financial Condition:
                           -March 31, 1997, and December 31, 1996.                                         11


                           Consolidated Statements of Income:                                              12
                           -Three Month Periods Ended March 31, 1997, and March 31, 1996.

                           Consolidated Statements of Cash Flows:
                           -Three  Month Periods Ended March 31, 1997 and March 31, 1996.                  13

                           Notes to Consolidated Financial Statements                                      14


                           Signatures                                                                      18



Part II.  Other Information

                  Item 1.  Legal Proceedings                                                               19


                  Item 2.  Changes in Securities                                                           19


                  Item 3.  Defaults Upon Senior Securities                                                 19


                  Item 4.  Submission of Matters to a Vote of Security Holder                              19


                  Item 5.  Other Information                                                               19


                  Item 6.  Exhibits and Filings on Form 8-K                                                19

MANAGEMENT DISCUSSION AND ANALYSIS

OVERVIEW

In February 1997, the Company announced that it had signed a definitive agreement to merge CU Bancorp into Pacific Century Financial Corporation (formerly Bancorp Hawaii, Inc.), the parent of Bank of Hawaii. In the merger CU Bancorp shareholders will have the right to receive $15.34 per share in cash or shares of Pacific Century Financial Corporation common stock or a combination of the two, for their shares of CU Bancorp common stock. The price is payable in a combination of Bancorp Hawaii, Inc. common stock and cash, with the stock portion being not more than 80% nor less than 60%. The purchase price is subject to adjustment under certain circumstances.

On August 9, 1996, the merger between CU Bancorp, the holding company for California United Bank, and Home Interstate Bancorp, the holding company for Home Bank, became final. The merger was accomplished through a tax-free exchange of stock, using the pooling method of accounting.

The Company reported a net income of $2.7 million, or $.23 per share for the first quarter of 1997, compared to $1.4 million, or $.12 per share, during the same period in 1996.

The Company's commitment to a conservative approach to valuing portfolios is reflected in the asset quality ratios at March 31, 1997. Non performing assets decreased to $1.1 million by the end of March, 1997, compared with $1.9 million at December 31, 1996 and $10.2 million at March 31, 1996. There was no real estate acquired through foreclosure at March 31, 1997, compared with $500 thousand at December 31, 1996 and $5.3 million at March 31, 1996. The Bank's allowance for loan losses as a percent of nonperforming loans was 1,065% at March 31, 1997, compared with 872% at December 31, 1996 and 231% at March 31, 1996.

Capital ratios continue to substantially exceed levels required for the "well capitalized" category established by bank regulators. The Total Risk-Based Capital Ratio was 17.1%, the Tier 1 Risk-Based Capital Ratio was 15.9%, and the Leverage Ratio was 10.3% at March 31, 1997, compared to 15.6%, 14.4%, and 9.7%, respectively, at year-end 1996. Regulatory requirements for Total Risk-Based, Tier 1 Risk-Based, and Leverage capital ratios are a minimum of 8%, 4%, and 3%, respectively, and for classification as well capitalized, 10%, 6%, and 5%, respectively.

The Company has continued to successfully grow its core business through the production of new loan commitments to middle market commercial customers. During the first quarter of 1997, the Bank generated approximately $43 million in new loan commitments.


BALANCE SHEET ANALYSIS

LOAN PORTFOLIO COMPOSITION AND CREDIT RISK


Total loans at March 31, 1997 decreased by $34 million compared with December 31, 1996. Loans decreased due to contractual payments and normal business activity of the commercial customers. The composition of the Bank's loan portfolio is summarized below in Table 1:

TABLE 1  LOAN PORTFOLIO COMPOSITION
(Amounts in thousands of dollars)

                                                 March 31, 1997              December 31,1996              March 31,1996
                                               ------------------          -------------------          ------------------
Commercial & Industrial Loans                  $236,154        53%         $260,143         55%         $253,161        56%
Real Estate Loans:
    Construction                                 16,885         4            23,597          5            23,916         5
    Other                                       150,722        34           152,479         32           134,892        30
                                               --------       ---          --------        ---          --------       ---
Total Real Estate Loans                         167,607        38           176,076         37           158,808        35
Consumer and Other Loans                         38,462         9            40,481          8            39,547         9
                                               --------       ---          --------        ---          --------       ---
Total loans net of unearned fees                442,223       100%          476,700        100%         $451,516       100%
                                                              ===                          ===                         ===
Less: Allowance for Loan Losses                  11,798                      12,119                       11,433
                                               --------                    --------                     --------
Total Net Loans                                $430,425                    $464,581                     $440,083
                                               ========                    ========                     ========

TABLE 1A LOAN PORTFOLIO MATURITIES AT MARCH 31, 1997
(Amounts in thousands of dollars)

                                                                               Remaining Maturity
                                                               ----------------------------------------------
                                                                           After One
                                                                 Within    but Within     After
                                                               One Year,   Five Years   Five Years     Total
                                                               ---------   ----------   ----------   --------
Commercial & Industrial Loans                                  $148,023     $ 63,491     $24,640     $236,154
Real Estate loans                                                48,928       57,175      61,504      167,607
Consumer and other Loans                                          3,629       31,194       3,639       38,462
                                                               --------     --------     -------     --------
Total loans                                                    $200,580     $151,860     $89,783     $442,223
                                                               ========     ========     =======     ========

Loans due after one year with predetermined interest rates                  $ 58,873     $56,156
Loans due after one year with floating or adjustable rates                    92,987      33,627
                                                                            --------     -------
Total loans                                                                 $151,860     $89,783
                                                                            ========     =======

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

The amount and composition of the allowance for loan losses is as follows:

TABLE 2  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Amounts in thousands of dollars)

                                       March 31,     December 31,    March 31,
                                         1997           1996           1996
                                        -------        -------        -------
Commercial & Real Estate Loans          $ 7,190        $10,536        $ 8,638
Real estate loans - Construction              0            274            740
Other                                     4,608          1,309          2,055
                                        -------        -------        -------
Total Allowance for loan losses         $11,798        $12,119        $11,433
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

During the first quarter of 1997, the Bank had net charge offs of $321 thousand. This compares with $1.8 million for the first quarter of 1996. Charge offs for the current year include the impact of the Bank's aggressive and disciplined approach to credit management applied to the portfolio acquired in the Corporate Bank transaction.

Activity in the allowance, classified by type of loan, is as follows:

TABLE 3   ANALYSIS OF THE CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
(Amounts in thousands of dollars)

                                                                              For the Periods Ended
                                                                   -----------------------------------------
                                                                   March 31,      December 31,     March 31,
                                                                      1997           1996            1996
                                                                    -------         -------         -------
Balance at January 1                                                $12,119         $10,043         $10,043
                                                                    -------         -------         -------
Loans charged off:
  Real estate secured loans                                             295           2,194           1,166
  Commercial loans secured and unsecured                                408           4,041             619
  Loans to individuals, installment and other loans                      34             493             133
  Credit Cards and Related Plans                                         33               0              23
                                                                    -------         -------         -------
     Total charge-offs                                                  770           6,728           1,941
                                                                    -------         -------         -------
Recoveries of loans previously charged off:
  Real estate secured loans                                             281             272              25
  Commercial loans secured and unsecured                                149           1,246             150
  Loans to individuals, installment and other loans                      19              34               3
  Credit Cards and Related Plans                                          0               0               1
                                                                    -------         -------         -------
     Total recoveries of loans previously charged off                   449           1,552             179
                                                                    -------         -------         -------
Net charge-offs (recovery)                                              321           5,176           1,762
Provision for loan losses                                                 0           4,400             300
Reserve of acquired bank                                                  0           2,852           2,852
                                                                    -------         -------         -------
Balance at end of period                                            $11,798         $12,119         $11,433
                                                                    =======         =======         =======
Net loan charge-offs (recoveries) as a percentage of average
loans outstanding at the end of period                                   .1%           1.16%             .4%
Allowance for possible loan losses to loans at end of period           2.67%           2.54%           2.54%

The Bank's policy concerning nonperforming loans is more conservative than is generally required. It defines nonperforming assets as all loans ninety days or more delinquent, loans classified nonaccrual, and foreclosed, or in substance foreclosed real estate. Nonaccrual loans are those whose interest accrual has been discontinued because the loan has become ninety days or more past due or there exists reasonable doubt as to the full and timely collection of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against operating results. Subsequent payments on nonaccrual loans are treated as principal reductions. At March 31, 1997, nonperforming loans amounted to $1.1 million compared with $1.9 million at December 31, 1996.

Potential problem loans are defined as loans as to which there are serious doubts about the ability of the borrowers to comply with present loan repayment terms. It is the policy of the Bank to place all potential problem loans on nonaccrual status. At March 31, 1997, therefore, the Bank had no potential problem loans other than those disclosed in Table 4 as nonperforming loans.

TABLE 4:  NONPERFORMING ASSETS
(Amounts in thousands of dollars)

                                                         March 31,     December 31,     March 31,
                                                           1997           1996           1996
                                                          ------         ------         -------
Nonaccrual loans                                          $1,108         $1,389         $ 4,924
Loans 90 days or more past due and still accruing              0              0              26
                                                          ------         ------         -------
Total nonperforming loans                                  1,108          1,389           4,950
Other real estate owned                                        0            500           5,250
                                                          ------         ------         -------
Total nonperforming assets                                $1,108         $1,889         $10,200
                                                          ======         ======         =======

Allowance for loan losses as a percent of:
      Nonperforming loans                                  1,065%           872%            231%
      Nonperforming assets                                 1,065%           642%            112%
Nonperforming assets as a percent of total  assets           0.1%           0.2%            1.2%
Nonperforming loans as a percent of total loans              0.3%           0.3%            1.1%

SECURITIES

The Securities Held to Maturity portfolio totaled over $157 million at March 31, 1997, compared with $163 million at year-end 1996.

The Securities Available for Sale portfolio totaled almost $63 million at March 31, 1997 compared with over $70 million in investments being included in this category at December 31, 1996. The March 31, 1997 balance had a $30 thousand net unrealized gain, compared with a net unrealized gain of $204 thousand at December 31, 1996.

In the first quarter of 1997, the Bank realized no gain on the sale of securities available for sale. Gains realized for the comparable period of 1996 totaled $113 thousand.

Additional information concerning securities is provided in the footnotes to the accompanying financial statements.

OTHER REAL ESTATE OWNED

There was no Other Real Estate Owned on the Bank's balance sheet at March 31, 1997, compared with $500 thousand and over $5 million at December 31, 1996 and March 31, 1996, respectively. The Bank's policy is to carry properties acquired in foreclosure at fair value less estimated selling costs, which is determined using recent appraisal values adjusted, if necessary, for other market conditions. Loan balances in excess of fair value are charged to the allowance for loan losses when the loan is reclassified to other real estate. Subsequent declines in fair value are charged against a valuation allowance for other real estate owned, created by charging a provision to other operating expenses. During the first quarter of 1997, the Bank recorded gains on other real estate owned of $631 thousand. This compares with $340 thousand in losses recorded for the three months ended March 31, 1996.

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

From time to time the Bank may experience liquidity shortfalls ranging from one to several days. In these instances, the Bank will either purchase federal funds, and/or sell securities under repurchase agreements. These actions are intended to bridge mismatches between funding sources and requirements, and are designed to maintain the minimum required balances. The Bank had no significant borrowings under repurchase agreements and fed funds lines during the first quarter 1997 or during 1996 or 1995. Any balances borrowed were primarily the result of periodic tests by the Bank of available borrowing arrangements, and securities repurchase agreements to accommodate customer needs.

As a part of the process of managing current liquidity and interest rate risk in the balance sheet, the Bank maintains a portfolio of certificates of deposit from customers from outside the Bank's normal service area. These out of area deposits are certificates of deposit of $90,000 or greater, that are priced competitively with similar certificates from other financial institutions throughout the country. At March 31, 1997, the Bank had approximately $74 million of these out of area deposits, compared to $64 million at December 31, 1996. The level in out of area deposits during 1997 has been within the expected range for the first quarter. The Bank's experience with raising out of area deposits for the past three years indicates that the balances are quite stable when priced to the current market.

The Bank's portfolio of large certificates of deposit (those of $100 thousand or more), includes both deposits from its base of commercial customers and out of area deposits. At March 31, 1997 this funding source was 11% of average deposits, compared to 11% at December 31, 1996. The Bank had $80 million in certificates of deposit larger than $100 thousand dollars at March 31, 1997. The maturity distribution of these deposits is relatively short term, with $53 million maturing within 3 months and $79 million maturing within 12 months.

Table 5 Interest Rate Maturities of Earning Assets and Funding Liabilities at March 31, 1997
(Amounts in thousands of dollars)

                                                                               Amounts Maturing or Repricing in
                                                                  --------------------------------------------------------------
                                                                                 More Than 3       More Than 1
                                                                                 Months But         Year But
                                                                  Less Than       Less Than         Less Than        More Than 5
                                                                  3 Months        12 Months          5 Years            Years
                                                                  --------        ---------          -------            -----
Earning Assets
 Gross Loans                                                       $313,694         $ 12,392          $ 58,873         $ 56,156
 Investments                                                         19,135           45,373            68,117           87,684
Federal funds sold & other                                           48,900                0                 0                0
                                                                   --------         --------          --------         --------
     Total earning assets                                           381,729           57,765           126,990          143,840
                                                                   --------         --------          --------         --------
Interest-bearing deposits:
  Savings and interest bearing demand                               239,519                0                 0                0
  Time certificates of deposit:                                           0                0                 0                0
    Under $100                                                       59,149           69,664             7,212                0
    $100 or more                                                     52,997           25,956               804                0
    Other Borrowed money                                              1,000                0                 0                0
                                                                   --------         --------          --------         --------
     Total interest-bearing liabilities                             352,665           95,620             8,016                0
                                                                   --------         --------          --------         --------
Interest rate sensitivity gap                                        29,064          (37,855)          118,974          143,840
                                                                   --------         --------          --------         --------
Cumulative interest rate sensitivity gap                             29,064           (8,791)          113,183          254,023
Off balance sheet financial instruments                                   0                0                 0                0
                                                                   --------         --------          --------         --------
Net cumulative gap                                                 $ 29,064         $ (8,791)         $113,183         $254,023
                                                                   ========         ========          ========         ========

Cumulative ratio of rate sensitive assets to rate sensitive
  liabilities (1)                                                      1.08%            0.98%             1.24%            1.56%
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


CAPITAL

Total shareholders' equity was almost $91 million at March 31, 1997 compared to almost $89 million at year-end 1996. This increase was due to the exercise of stock options, the net income for the quarter, offset by dividends paid. The Company is guided by statutory capital requirements, which are measured with three ratios, two of which are sensitive to the risk inherent in various assets and which consider off-balance sheet activities in assessing capital adequacy. During 1997 and 1996, the Company's capital levels substantially exceeded the "well capitalized" standards, the highest classification established by bank regulators.

TABLE 6  CAPITAL RATIOS

                                                                                       Regulatory Standards
                                                                                  -----------------------------
                                            March 31,         December 31,            Well
                                              1997                1996            Capitalized           Minimum
                                              ----                ----            -----------           -------
Total Risk Based Capital                      17.11%               15.6%              10.0%                8.0%
Tier 1 Risk Based Capital                     15.86                14.4                6.0                 4.0
Equity to Average Assets                      10.25                 9.7                5.0                 4.0


The Company declared a quarterly dividend of $.07 per share payable May 30, 1997 to shareholders of record May 10, 1997. The Company declared and paid cash dividends totaling of $.07 for the quarter ended March 31, 1997. Dividends paid for the comparable periods of 1996 were $0.04. The dividend payout ratio was 30% for the first quarter 1997, compared with 32% for the comparable period of 1996.

The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market Systems where it trades under the symbol CUBN.

MARKET EXPANSION AND ACQUISITIONS

The Company is committed to expanding the market penetration of the Bank, including the creation of new branches and pursuing acquisition opportunities. In January, 1996, the Company completed the acquisition of Santa Ana based Corporate Bank. This acquisition brought two Orange County branches to the Bank, representing an important geographic expansion. During 1995, the Bank converted its former loan production offices in Ventura County, the San Gabriel Valley and the South Bay to full service banking offices in improved facilities. These moves expanded the Bank's branch system to seven full service locations serving the greater Los Angeles area. Additionally, during the second quarter of 1996, the Bank started two new business units to serve its customer base. The Investment Services Group and the Private Banking group were formed to meet the growing financial services needs of the customers.

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


NET INTEREST INCOME AND INTEREST RATE RISK

Net interest income is the difference between interest and fees earned on earning assets and interest paid on funding liabilities. Net interest income was $10.8 million for the quarter ended March 31, 1997 compared to $10.7 million for the same period in 1996. The increased margin in 1997 is primarily due to improved mix of earning assets with loans outstanding increasing by almost $18 million and investments increasing almost $6 million. This was offset in part by the generally decreasing market rates for earning assets and interest bearing deposit accounts.

TABLE 8  ANALYSIS OF CHANGES IN NET INTEREST INCOME (1)
(Amounts in thousands of dollars)


                                                      Three months ended March 31,                 Three months ended March 31,
Increases(Decreases)                                     1997 compared to 1996                         1996 compared to 1995
                                                    ---------------------------------         -------------------------------------
                                                    Volume        Rate          Total         Volume          Rate          Total
                                                    ------        -----         -----         ------         -----         -------
Interest Income
   Loans, net                                       $ 461         $(468)        $ (27)        $ 1,761         $(260)        $ 1,501
   Investments                                         86           128           214            (182)          (30)           (212)
   Federal Funds Sold                                (306)          (14)         (320)            243           (66)            177
                                                    -----         -----         -----         -------         -----         -------
                  Total interest income               241          (374)         (133)          1,823          (357)          1,466
                                                    -----         -----         -----         -------         -----         -------
Interest Expense
   Interest-bearing deposits:
         Demand & Savings                              (9)          (36)          (45)            122           (55)             67
         Time Certificates of deposit:
                     Less than $100                  (191)          (44)         (235)            106           121             227
                     More Than $100                    89           (18)           71             301           (16)            285
Federal Funds Purchased/Repos                           0            (1)           (1)             (9)           (1)            (10)
Other borrowings                                      (12)           10            (2)             16             8              24
                                                    -----         -----         -----         -------         -----         -------
                     Total interest expense          (123)          (89)         (212)            536            57             593
                                                    -----         -----         -----         -------         -----         -------

                  Net interest income               $ 364         $(285)        $  79         $ 1,287         $(414)        $   873
                                                    =====         =====         =====         =======         =====         =======


(1) The change in interest income or interest expense that is attributable to both change in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.

Yields on earning assets were approximately 8.5% for the three months ended 1997, compared to 8.6% yield for the same period of 1996. The slight decrease in the prime rate from an average of 8.34% during the first quarter of 1996 to an average of 8.27% in the first quarter of 1997 was offset by an increasing percentage of assets being held in loans.

Rates on interest bearing liabilities resulted in an average cost of funds of 3.6% for the three months ended 1997, compared with 3.7% for the comparable period of 1996. The decline in rates on certificates of deposit reflected the lower interest rate environment in 1997.

Expressing net interest income as a percent of average earning assets is referred to as margin. Margin was 6.1% for the year to date in 1997, compared to 6.1% for the same period in 1996. The Bank's margin is strong because it has funded itself with a significant amount of noninterest bearing deposits. The deposit portfolio of Corporate Bank, which is included in the first quarter 1996 totals, was similar in composition to the Bank's deposits, resulting in very little change in the Bank's margin.

TABLE 9  AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

(Amounts in thousands of dollars)

                                                    Three months ended                    Three months ended
                                                     March 31, 1997                        March 31, 1996
                                          ----------------------------------    -----------------------------------
                                                       Interest      Annual                   Interest      Annual
                                                      Income or    Yield or                   Income or    Yield or
                                          Balance      Expense        Rate       Balance       Expense       Rate
                                          -------      -------    ---------     ---------    ----------    ---------
Interest Earning Assets
 Loans, Net    (1)                        $445,210    $11,242        10.10%     $427,367      $11,269         10.55%
 Investments  (2)                          228,486      3,374         5.91%      222,528        3,160          5.68%
 Certificates of Deposit
  in other banks                                99          1         4.04%           99            1         4.04%
 Federal Funds Sold                         30,452        383         5.03%       54,780          703          5.13%
                                          --------    -------        -----      --------      -------         -----
 Total Earning Assets                      704,247     15,000         8.52%      704,774       15,133          8.59%
Non Earning Assets
  Cash & Due From Banks                     62,447                                65,603
  Other Assets                              43,904                                38,809
                                          --------                              --------
Total Assets                              $810,598                              $809,186
                                          ========                              ========
Interest-bearing Liabilities
  Demand & Savings                        $249,146     $1,371         2.20%     $250,743       $1,416         2.26%
Time Certificates of Deposits
  Less Than $100                           127,535      1,662         5.21%      142,089        1,897         5.34%
  More Than $100                            80,375      1,070         5.33%       73,730          999         5.42%
Fed Funds Purchased/Repos                        0          0            0%           76            1         5.26%
                                          --------    -------        -----     ---------      -------        -----
Total interest-bearing Liabilities         457,056      4,103         3.59%      466,638        4,313         3.70%
Non interest-bearing Deposits              251,305          0            0%      241,101            0            0%
Other Borrowing & Capital Notes              4,083         80         7.84%        4,760           82         6.89%
                                          --------    -------        -----      --------      -------        -----
Total Funding Liabilities                  712,444      4,183         2.35%      712,499        4,395         2.47%

Other Liabilities                            8,468                                12,015
Shareholders' Equity                        89,686                                84,672
                                          --------                              --------
Total Liabilities and
  Shareholders' Equity                    $810,598                              $809,186
                                          ========                              ========
Net Interest Income                                   $10,817         6.14%                   $10,738         6.09%
                                                      =======        =====                    =======         =====
Shareholders' Equity to Total Assets         11.06%                                10.46%
                                          ========                              ========

(1) Non-accrual Loans are included in average loan balances, and loan fees earned have been included in interest income on loans.

(2)      Tax exempt securities do not materially affect reported yields.


OTHER OPERATING INCOME

Total non interest income was $2.9 million for the three month period ended March 31, 1997, and $1.9 million for the comparable period of 1996. Service charges and other fees have decreased in 1997, due to accommodations made to customers during the recent product conversion process. These decreases in 1997 are offset by gains on the sale of other real estate in the first quarter of 1997 of $625 thousand and settlement of a claim under the blanket bond of Corporate Bank (acquired in January 1996) of $438 thousand and gain on the sale of a branch location of $392 thousand.

Operating income for the first quarter of 1997 includes no gain on the sale of available for sale securities. This compared with a gain of $113 thousand for the first quarter of 1996.


OPERATING EXPENSE

Total operating expenses for the Bank were $ 9.3 million for the quarter ended March 31,1997, compared to $9.8 million for the same period in 1996. A charge of $350 thousand was included in the first quarter 1997 for operating losses resulting from the conversion of deposit accounts which was completed in the first quarter of 1997.

PROVISION FOR LOAN LOSSES

The Bank has made no provision for loan losses in the first quarter of 1997. In the similar period of 1996, the Bank provided $300 thousand in the first quarter.


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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            CU BANCORP AND SUBSIDIARY


                                                                                                MARCH 31,      DECEMBER 31,
Amounts in thousands of dollars, except share data                                                1997            1996
                                                                                                --------        --------
ASSETS
Cash and due from banks                                                                         $ 82,694        $ 81,443
Federal funds sold                                                                                48,900          24,000
                                                                                                --------        --------
     Total cash and cash equivalents                                                             131,594         105,443

Securities held to maturity (Market value of $155,012 and $162,175 at March 31, 1997 and         157,422         163,002
     December 31, 1996, respectively)
Securities available for sale, at market value                                                    62,887          70,242
                                                                                                --------        --------
      Total Securities                                                                           220,309         233,244
Loans, (Net of allowance for loan losses of $11,798 and  $12,119 at March 31, 1997 and
     December 31, 1996, respectively)                                                            430,425         464,581
Premises and equipment, net                                                                       17,535          17,784
Other real estate owned, net                                                                           0             500
Accrued interest receivable and other assets                                                      19,736          22,658
                                                                                                --------        --------
Total Assets                                                                                    $819,599        $844,210
                                                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand, non-interest bearing                                                               $258,421        $275,126
       Savings and interest bearing demand                                                       239,520         253,180
       Time deposits under $100                                                                  135,624         127,861
       Time deposits of $100 or more                                                              79,757          81,193
                                                                                                --------        --------
           Total deposits                                                                        713,322         737,360

Accrued interest payable and other liabilities                                                    15,670          18,337
                                                                                                --------        --------
     Total liabilities                                                                           728,992         755,697
                                                                                                --------        --------
Shareholders' equity:
     Preferred stock, no par value:
         Authorized -- 10,000,000 shares
         No shares issued or outstanding in 1997 or 1996                                             ---             ---
     Common stock, no par value:
         Authorized - 24,000,000 shares
         Issued and outstanding -11,381,230 in 1997, and 11,341,690 in 1996                       76,066          75,790

Retained earnings                                                                                 14,521          12,600
Unrealized gain on securities available for sale, net of taxes                                        20             123
                                                                                                --------        --------
Total Shareholders' equity                                                                        90,607          88,513
                                                                                                --------        --------
Total liabilities and shareholders' equity                                                      $819,599        $844,210
                                                                                                ========        ========

The accompanying notes are an integral part of these consolidated statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                            CU BANCORP AND SUBSIDIARY

                                                                                                    FOR THE THREE
                                                                                                     MONTHS ENDED
                                                                                                       MARCH 31,
Amounts in thousands of dollars, except per share data                                           1997           1996
                                                                                                -------        -------
REVENUE FROM EARNING ASSETS:
    Interest and fees on loans                                                                  $11,242        $11,269
    Interest on investment securities                                                             3,374          3,161
    Interest on time deposits with other financial institutions                                       1              0
    Interest on federal funds sold                                                                  383            703
                                                                                                -------        -------
       Total revenue from earning assets                                                         15,000         15,133
                                                                                                -------        -------
COST OF FUNDS:
   Interest on savings and interest bearing demand                                                1,371          1,416
   Interest on time deposits under $100                                                           1,070          1,795
   Interest on time deposits of $100 or more                                                      1,662          1,101
   Interest on federal funds purchased & securities sold under agreements
     to repurchase and other borrowings                                                              80             83
                                                                                                -------        -------
       Total cost of funds                                                                        4,183          4,395
                                                                                                -------        -------
     Net revenue from earning assets before provision for loan losses                            10,817         10,738
PROVISION FOR LOAN LOSSES                                                                             0            300
                                                                                                -------        -------
     Net revenue from earning assets                                                             10,817         10,438
                                                                                                -------        -------
OTHER OPERATING REVENUE:
    Service charges and other fees                                                                1,338          1,545
    Gain on sale of other real estate owned                                                         631              0
    Gain (loss) on sale of investment securities                                                      0            113
    Other revenue                                                                                   993            275
                                                                                                -------        -------
       Total other operating revenue                                                              2,962          1,933
                                                                                                -------        -------
OTHER OPERATING EXPENSES:
    Salaries and related benefits                                                                 4,873          4,788
    Occupancy expense, net                                                                        1,907            682
    Other operating expenses                                                                      3,545          4,387
                                                                                                -------        -------
       Total other operating expenses                                                             9,325          9,857
                                                                                                -------        -------
Income before provision for income taxes                                                          4,454          2,514
Provision for  income taxes                                                                       1,737          1,097
                                                                                                -------        -------
NET INCOME                                                                                      $ 2,717        $ 1,417
                                                                                                =======        =======
EARNINGS PER COMMON AND EQUIVALENT SHARE                                                        $  0.23        $  0.12
                                                                                                =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            CU BANCORP AND SUBSIDIARY


Amounts in thousands of dollars                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                           1997              1996
                                                                                         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $   2,717         $   1,417
                                                                                         ---------         ---------
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for depreciation and amortization                                               465               314
     Provision for losses on loans                                                               0               300
     Provision (benefit) of deferred taxes                                                       0               654
     Loss (gain) on sale of investment securities, net                                           0              (113)
     (Increase)/decrease in accrued interest receivable and other assets                     2,922            (1,368)
     Increase/(decrease) in accrued interest payable and  other liabilities                 (2,602)             (813)
     Amortization of deferred loan fees and costs                                             (488)             (251)
     Amortization of deferred compensation                                                       0                 9
     Net (gain) loss on sale of premises, furniture and equipment                             (392)               (3)
     Net (gain) loss on sale of other real estate owned                                       (631)              340
     Net amortization of (discount)/premium on investment securities                           251               160
                                                                                         ---------         ---------
         Total adjustments                                                                    (475)             (762)
                                                                                         ---------         ---------
         Net cash provided by operating activities                                           2,242               655
                                                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment securities sold or matured                                         12,515            63,358
Purchase of investment securities                                                                0           (78,676)
Purchase of business                                                                             0            18,316
Proceeds from sale of other real estate owned                                                1,131                 0
Proceeds from sale of premises, furniture and equipment                                        666                 3
Purchases of premises and equipment, net                                                      (490)             (449)
Net (increase)/decrease in loans                                                            34,644            (3,041)
                                                                                         ---------         ---------
         Net cash provided (used) by investing activities                                   48,466              (489)
                                                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase/(decrease) in demand , savings and interest bearing deposits                  (30,365)           (2,443)
Net increase/(decrease) in time certificates of deposit                                      6,327            (2,625)
Net increase/ (decrease)  in securities sold under agreements to repurchase                      0                 0
Proceeds from exercise of stock options and director warrants                                  276               231
Restricted stock retired
Cash dividend paid or declared                                                                (795)             (452)
                                                                                         ---------         ---------
         Net cash provided (used) by financing activities                                  (24,557)           (5,289)
                                                                                         ---------         ---------
Net increase (decrease) in cash and cash equivalents                                        26,151            (5,123)
Cash and cash equivalents at beginning of year                                             105,443           114,273
                                                                                         ---------         ---------
Cash and cash equivalents at end of period                                               $ 131,594         $ 109,150
                                                                                         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
   Interest                                                                              $   4,128         $   4,489
   Taxes                                                                                       900                 2

Supplemental disclosure of noncash investing activities:
   Loans transferred to OREO                                                                     0               672

The accompanying notes are an integral part of these consolidated statements

                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                    UNAUDITED

Note A.  BASIS OF PRESENTATION

The accounting and reporting policies of CU Bancorp ("the Company") and its wholly owned subsidiary, California United Bank, (the "Bank"), are prepared in accordance with generally accepted accounting principles used in the banking industry. All material inter company balances have been eliminated and all material interim period adjustments which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations, and cash flow have been made. All interim period adjustments that have been made have been of a normal and recurring nature.


Note B.  EARNINGS PER SHARE

Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented, except when the effect of the latter would be anti-dilutive. Weighted average shares outstanding for the three month period ended March 31, 1997 was 11,820,667, compared with 11,440,139 for the comparable period of 1996.


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

The Bank has $63 million in securities classified as "Available for sale", indicating the willingness to sell these securities under certain conditions. These securities are carried at current market value with unrealized gains or losses not recognized as current income but reported as an increase or decrease to capital in the statements of financial condition and in the statements of shareholders' equity.

The following tables set forth the book value and market value, of investment securities at March 31,1997. A summary of Securities Held to Maturity at March 31, 1997 is as follows:


HELD TO MATURITY                                                        GROSS           GROSS
(AMOUNTS IN THOUSANDS OF DOLLARS)                        BOOK         UNREALIZED      UNREALIZED       MARKET
                                                         VALUE          GAINS           LOSSES         VALUE
                                                         -----          -----           ------         -----
U.S. Treasury securities                               $ 67,790        $     41        $    614      $ 67,217
U.S. Government Agency Securities                        80,151               0           1,712        78,439
Obligations of state and political subdivisions           8,930               4             124         8,810
Corporate Securities                                        551               0               4           547
                                                       --------        --------        --------      --------
Total  portfolio                                       $157,422        $     45        $  2,454      $155,012
                                                       ========        ========        ========      ========

A summary of Securities Available for Sale for March 31, 1997 is as follows:

AVAILABLE FOR SALE                                                      GROSS          GROSS
(AMOUNTS IN THOUSANDS OF DOLLARS)                      AMORTIZED      UNREALIZED     UNREALIZED         MARKET
                                                         COST           GAINS          LOSSES           VALUE
                                                         -----          -----          ------           -----
U.S. Treasury securities                               $ 33,781        $     83        $     14        $ 33,850
U.S. Agency securities                                   15,433              94              78          15,449
Corporate Bonds                                           9,218              14              51           9,181
Equity Securities                                           380              53               3             435
Federal Reserve stock                                     1,151               0               0           1,151
Municipal securities                                      2,889               1              69           2,821
                                                       --------        --------        --------        --------
Total portfolio                                        $ 61,852        $    245        $    215        $ 62,887
                                                       ========        ========        ========        ========

At March 31, 1997, investment securities with a book value of $ 44 million were pledged to secure court deposits and for other purposes as required or permitted by law.

Note D.  PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is also computed using the straight-line method over the shorter of the useful life of the improvement or the term of the lease.


Note E.  OTHER REAL ESTATE OWNED

Real estate owned, acquired either through foreclosure or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair market value. When acquired, any excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to operation expenses in the periods that they become known. There was no other real estate owned as of March 31, 1997. There was $500 thousand and about $5 million of other real estate owned as of December 31, 1996 and March 31, 1996, respectively.


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

At March 31, 1997, the Bank had $1.1 million in impaired loans, against which a loss allowance of $151 thousand has been provided. The recorded investment in all impaired loans has been calculated based on the present value of expected cash flows discounted at the loan's effective interest rate. All impaired loans are included in nonaccrual status, and as such no interest income is recognized. For the first quarter of 1997 the Bank had an average investment in impaired loans of approximately $1.3 million.


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


Note I.  RECLASSIFICATIONS

Certain items have been reclassified in the prior period financial statements presented herein, in order to conform to classifications followed for March 31, 1997.


Note J.  LEGAL MATTERS

In the normal course of business the Bank occasionally becomes a party to litigation. In the opinion of management, based upon consultation with legal counsel, the Bank believes that pending or threatened litigation involving the Bank will have no adverse material effect upon its financial condition, or results of operations.


Note K.  MERGER WITH PACIFIC CENTURY FINANCIAL CORPORATION

In February 1997, the Company announced that it had signed a definitive agreement to merge CU Bancorp into Pacific Century Financial Corporation (formerly Bancorp Hawaii, Inc.), the parent of Bank of Hawaii. In the merger CU Bancorp shareholders will have the right to receive $15.34 per share in cash or shares of Pacific Century Financial Corporation common stock or a combination of the two, for their shares of CU Bancorp common stock. The price is payable in a combination of Bancorp Hawaii, Inc. common stock and cash, with the stock portion being not more than 80% nor less than 60%. The purchase price is subject to adjustment under certain circumstances.

                                   SIGNATURES


       Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   CU BANCORP
                                   May 12, 1997





                                   By:_______________________________
                                        Patrick Hartman
                                        Chief Financial Officer

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